Form 10-Q
period 2007-07-31
NETEZZA CORP
filed 2007-09-14
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-33445
NETEZZA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3527320
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
200 Crossing Boulevard
Framingham, MA, 01702
(Address of principal executive offices) (zip code)
(508) 665-6800
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of September 7, 2007, there were 57,298,081 shares of the registrant’s $0.001 par value per share common stock outstanding.

 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	July 31,	January 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$116,558	$5,018
Accounts receivable	18,855	31,834
Inventory	33,176	26,239
Other current assets	3,984	1,370

Total current assets	172,573	64,461

Property and equipment, net	5,588	4,228
Restricted cash	379	379
Other long-term assets	153	131

Total assets	$178,693	$69,199

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,212	$12,683
Accrued expenses	8,890	8,678
Current portion of note payable to bank	—	2,436
Refundable exercise price for restricted stock	—	24
Deferred revenue	24,150	14,741

Total current liabilities	36,252	38,562
Long-term deferred revenue	13,290	9,765
Note payable to bank, net of current portion	—	4,099
Preferred stock warrant liability	—	765

Total long-term liabilities	13,290	14,629

Total liabilities	49,542	53,191

Commitments and contingencies (Note 13)

Convertible redeemable preferred stock, par value $0.001 per share
Series A; 17,280,000 shares authorized; 0 and 17,200,000 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	—	12,805
Series B; 29,425,622 shares authorized; 0 and 29,389,622 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	—	35,245
Series C; 23,058,151 shares authorized; 0 and 23,058,151 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	—	25,700
Series D; 8,147,452 shares authorized; 0 and 7,901,961 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	—	23,381

Total convertible redeemable preferred stock	—	97,131

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 500,000,000 and 150,000,000 shares authorized at July 31, 2007 and January 31, 2007, respectively; 57,418,443 and 7,542,372 shares issued at July 31, 2007 and January 31, 2007, respectively	57	8
Treasury stock, at cost; 139,062 shares at July 31, 2007 and January 31, 2007, respectively	(14)	(14)
Other comprehensive income	(800)	(284)
Additional paid-in-capital	214,043	—
Accumulated deficit	(84,135)	(80,833)

Total stockholders’ equity (deficit)	129,151	(81,123)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$178,693	$69,199

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenue
Product	$22,933	$14,389	$43,510	$23,278
Services	5,467	3,395	10,232	6,504

Total revenue	28,400	17,784	53,742	29,782
Cost of revenue
Product	9,481	6,046	17,876	9,611
Services	1,956	1,109	3,604	2,434

Total cost of revenue	11,437	7,155	21,480	12,045

Gross profit	16,963	10,629	32,262	17,737

Operating expenses
Sales and marketing	9,962	7,217	19,631	13,590
Research and development	5,572	4,321	11,056	8,547
General and administrative	1,978	1,247	3,733	2,099

Total operating expenses	17,512	12,785	34,420	24,236

Operating loss	(549)	(2,156)	(2,158)	(6,499)
Interest income	195	99	217	219
Interest expense	502	196	715	288
Other income, net	51	360	220	545

Loss before income taxes	(805)	(1,893)	(2,436)	(6,023)
Provision for income taxes	291	—	565	—

Net loss	(1,096)	(1,893)	(3,001)	(6,023)
Accretion to preferred stock	1,370	1,483	2,853	2,966

Net loss attributable to common stockholders	$(2,466)	$(3,376)	$(5,854)	$(8,989)

Net loss per share attributable to common stockholders basic and diluted:
Net loss	$(0.09)	$(0.26)	$(0.29)	$(0.83)
Accretion to preferred stock	(0.11)	(0.20)	(0.27)	(0.41)

Net loss per share attributable to common stockholders basic and diluted:	$(0.20)	$(0.46)	$(0.56)	$(1.24)

Shares used in computing net loss per share attributable to common stockholders — basic and diluted	12,374	7,272	10,444	7,230
See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended
	July 31, 2007	July 31, 2006
Cash flows from operating activities
Net loss	$(3,001)	$(6,023)
Adjustments to reconcile net loss to net cash provided by/(used in), operating activities
Depreciation	1,456	1,324
Stock based compensation expense	1,852	217
Change in carrying value of preferred stock warrant liability	257	1
Noncash interest expense related to issuance of warrants	183	—
Changes in assets and liabilities	—
Accounts receivable	13,214	(5,583)
Inventory	(6,936)	(6,663)
Other assets	(2,705)	75
Accounts payable	(9,520)	2,104
Accrued expenses	177	(171)
Deferred revenue	12,863	8,664

Net cash provided by/(used in), operating activities	7,840	(6,055)

Cash flows from investing activities
Purchases of property and equipment	(2,814)	(609)

Net cash used in investing activities	(2,814)	(609)

Cash flows from financing activities
Proceeds from note payable	8,000	5,000
Repayment of note payable	(14,639)	(384)
Proceeds from issuance of common stock, net	113,778	48

Net cash provided by financing activities	107,139	4,664

Effect of exchange rate changes on cash and cash equivalents	(625)	(299)
Net increase (decrease) in cash and cash equivalents	112,165	(2,000)
Cash and cash equivalents, beginning of period	5,018	14,663

Cash and cash equivalents, end of period	$116,558	$12,364

Supplemental disclosure of cash flow information
Cash paid for interest	$740	$244
Cash paid for taxes	$181	$—
See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
          Netezza Corporation (the “Company”) is a leading provider of data warehouse appliances. The Company’s product, the Netezza Performance Server, or NPS, integrates database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data.
2. Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
          The condensed balance sheets at July 31, 2007 and January 31, 2007 were derived from audited financial statements, but do not include all disclosures required by GAAP. The accompanying unaudited financial statements as of July 31, 2007 and for the three and six months ended July 31, 2007 and 2006 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended January 31, 2007 included in the Company’s Registration Statement on Form S-1, File Number 333-141522 on file with the SEC.
          In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of July 31, 2007 and results of operations and cash flows for the periods ended July 31, 2007 and July 31, 2006 have been made. The results of operations and cash flows for the three and six months ended July 31, 2007 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2008.
     Use of Estimates
          The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, warranty claims, the write down of inventory to net realizable value, stock-based compensation and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
     Cash, Cash Equivalents and Restricted Cash
          The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds of major financial institutions. Accordingly, the Company’s investments are subject to minimal credit and market risk. At July 31, 2007 and January 31, 2007, cash equivalents were comprised of money market funds totaling $11.8 million and $0.3 million, respectively. These cash equivalents are carried at cost which approximates fair value. Restricted cash represents the amount of cash equivalents required to be maintained by the Company under a letter of credit to comply with the requirements of an office space lease agreement. The letter of credit totaled $0.4 million at July 31, 2007 and January 31, 2007.

     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” (“SFAS No. 52”). The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains for the six months ended July 31, 2007 and July 31, 2006 were $0.6 million and $0.5 million, respectively, and recorded as other income (expense), net in the consolidated statements of operations.
     Concentration of Credit Risk
          The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
           Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. At July 31, 2007, three customers accounted for 31%, 30% and 12% of total accounts receivable. At January 31, 2007, three customers accounted for 21%, 15% and 11% of total accounts receivable. Two customers accounted for 11% and 10% of revenue for the six months ended July 31, 2007, while one customer accounted for 18% of revenue for the six months ended July 31, 2006.
     Stock-Based Compensation
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective February 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method. In accordance with SFAS No. 123(R), the Company will recognize the compensation cost of employee stock-based awards granted subsequent to January 31, 2006 in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.
     Net Loss Per Share
          The Company computes basic net loss per share attributable to common stockholders by dividing its net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.

          The components of the net loss per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Net loss attributable to common stockholders	$(2,466)	$(3,376)	$(5,854)	$(8,989)
Basic and diluted shares:
Weighted average shares used to compute basic and diluted net loss per share	12,374	7,272	10,444	7,230
Net loss per share attributable to common stockholders — basic and diluted	$(0.20)	$(0.46)	$(0.56)	$(1.24)
          The following convertible preferred stock, warrants to purchase convertible preferred stock, and options and warrants to purchase common stock have been excluded from the computation of diluted net loss per share for the periods presented because a loss was incurred in those periods and including the preferred stock, options and warrants would be anti-dilutive. The Company has excluded the convertible preferred stock from the basic earnings per share calculation as the preferred stockholders did not have a contractual obligation to share in the losses of the Company. Upon the closing of the Company’s initial public offering, outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase common stock. These conversions occurred near the end of the period and, as a result, did not have a significant impact on the number of weighted average shares outstanding for the three and six months ending July 31, 2007.

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Convertible preferred stock upon conversion to common stock	—	38,774,847	—	38,774,847
Warrants to purchase convertible preferred stock	—	241,490	—	241,490
Warrants to purchase common stock	250,036	192,036	250,036	192,036
Options to purchase common	9,164,311	5,775,140	9,164,311	5,775,140
     Income Taxes
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN No. 48 on February 1, 2007 and the adoption did not have an effect on its consolidated results of operations or financial condition.
          Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Comprehensive Income (Loss)
          Comprehensive income (loss) consists of net income (loss) and adjustments to shareholders’ equity for the foreign currency translation adjustment. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income consists only of foreign exchange gains and losses.

          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net Loss	$(1,096)	$(1,893)	$(3,001)	$(6,023)
Other comprehensive income (loss):
Foreign currency adjustment	$(189)	$(85)	$(516)	$(217)

Total comprehensive loss	$(1,285)	$(1,978)	$(3,517)	$(6,240)

     Recent Accounting Pronouncements
          On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS 159 and has not determined the impact, if any, that its adoption may have on its results of operations or financial condition.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial condition.
          From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Initial Public Offering
          On July 24, 2007, the Company closed its initial public offering of 10,350,000 shares of common stock at an offering price of $12.00 per share, raising proceeds of approximately $113.3 million, net of underwriting discounts and expenses.
          At the close of the initial public offering, the Company’s outstanding shares of convertible redeemable preferred stock were automatically converted into 38,802,036 shares of common stock and warrants to purchase convertible, redeemable preferred stock were converted into warrants to purchase 58,000, shares of common stock.
4. Change in Accounting Principle
          On June 29, 2005, the FASB issued Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS No. 150, the freestanding warrants to purchase the Company’s convertible preferred stock were liabilities that were required to be recorded at fair value.

          The Company adopted FSP 150-5 as of August 1, 2005 and recorded an expense of $0.2 million for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date. There was no change in fair value between the adoption date and January 31, 2006. In the year ended January 31, 2007, the Company recorded $0.2 million of additional expense to reflect the increase in fair value of the warrants between February 1, 2006 and January 31, 2007. In the six months ended July 31, 2007, the Company recorded $0.3 million of additional expense to reflect the increase in fair value between February 1, 2007 and the exercise of the warrant or conversion to a common stock warrant.
          These warrants were subject to revaluation at each balance sheet date, and any change in fair value was recorded as a component of other income (expense), net, until the completion of the Company’s initial public offering, at which time the preferred stock warrant liability was reclassified to stockholders’ additional paid in capital, as discussed below.
          Prior to the Company’s initial public offering, the warrants to purchase convertible, redeemable preferred stock were either exercised or, for those that remained outstanding at the closing of the initial public offering, were converted to warrants to purchase common stock. Accordingly, effective as of the closing of the Company’s initial public offering, the liability related to the convertible redeemable preferred stock warrants was transferred to additional paid-in-capital and the common stock warrants were no longer subject to re-measurement.
5. Inventory
Inventory consists of the following (in thousands):

	July 31,	January 31,
	2007	2007
Raw materials	$2,830	$2,032
Finished goods	30,346	24,207

	$33,176	$26,239

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	July 31,	January 31,
	2007	2007
Engineering test equipment	$10,148	$7,822
Computer equipment and software	3,660	3,194
Furniture and fixtures	60	60
Leasehold improvements	266	266

	14,134	11,342
Less: accumulated depreciation and amortization	8,546	7,114

	$5,588	$4,228

Depreciation expense for the three months ended July 31, 2007 and 2006 was $0.8 million and $0.6 million, respectively. Depreciation expense for the six months ended July 31, 2007 and 2006 was $1.5 million and $1.3 million, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 31,	January 31,
	2007	2007
Sales commissions	$1,185	$2,456
Warranty costs	930	1,093
Vacation	1,341	1,048
Bonus	1,173	834
Inventory items	492	132
Other	3,769	3,115

	$8,890	$8,678

8. Lines of Credit
          In June 2005, the Company entered into a credit line agreement with an outside party. Under this agreement, the Company was able to borrow up to $8.0 million. The Company was required to make interest only payments on any amounts borrowed through June 2006 and was then required to make 36 equal consecutive monthly installments of principal and interest through June 2009. The Company had borrowed the full $8.0 million as of June 30, 2006. Interest rates were fixed for the term of the loan at the time of each advance and were 10%, 10.75%, 11.75% and 12%. The loan was secured by all assets of the Company, excluding intellectual property. All borrowings under this credit line were repaid in full in July 2007. In addition, in conjunction with the line of credit, the Company issued warrants to purchase 125,490 shares of Series D preferred stock at a price of $2.55 per share. These warrants were exercised during the three months ended July 31, 2007. As the line was no longer outstanding, the remaining debt discount and premium were recorded as interest expense in the period.
          In January 2007, the Company entered into a revolving credit line agreement with an outside party. Under this agreement, the Company can borrow up to $15.0 million. Borrowings under the line are due and payable on the maturity date of January 31, 2008. The interest on this revolving credit line is a floating rate of 1% below the prime rate. Interest is payable monthly. This revolving line of credit agreement contains a financial covenant that provides that the Company must achieve certain minimum revenue targets for each of the six succeeding fiscal quarters ending on April 30, 2008. The Company was in compliance with this covenant as of January 31, 2007 and July 31, 2007. The loan is secured by all assets of the Company, excluding intellectual property. This agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions result in a short-term classification of the line of credit in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The Company borrowed $4.0 million in April 2007 and $4.0 million in May 2007 under the revolving line of credit. The Company repaid the outstanding balance under the revolving line of credit of $8.0 million in July 2007, and as a result had $15.0 million available to borrow under this revolving credit facility.
9. Warrants for Preferred Stock
          In conjunction with obtaining and drawing down on lines of credit, the Company issued warrants to purchase 80,000 shares of Series A convertible redeemable preferred stock and 36,000 shares of Series B convertible redeemable preferred stock. Upon the closing of the initial public offering, these warrants converted into warrants to purchase 58,000 shares of common stock. As discussed in Note 4, in August 2005, in accordance with FSP 150-5, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Upon the closing of the initial public offering, the preferred stock warrant liability was reclassified to additional paid-in capital and is no longer required to be adjusted at each reporting period.
          In conjunction with obtaining and drawing down on a line of credit, the Company issued warrants to purchase 125,490 shares of Series D convertible redeemable preferred stock. These warrants were exercised in July 2007 prior to the closing date of the initial public offering during July, 2007.

As discussed in Note 4, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Upon exercise of the warrants, the liability was adjusted to the intrinsic value plus cash consideration and reclassified as preferred stock in the mezzanine section of the balance sheet. As discussed in Note 8, the line of credit is no longer outstanding, therefore, the remaining debt premium and debt discounts which were recorded at the issuance of the warrants have been recorded as interest expense during the three months ended July 31, 2007.
10. Stockholders’ Equity
     Common Stock
          On July 24, 2007, the Company closed its initial public offering of 10,350,000 shares of common stock at an offering price of $12.00 per share generating proceeds of approximately $113.3 million, net of underwriting discounts and expenses.
          At the close of the initial public offering, the Company’s outstanding shares of convertible redeemable preferred stock were automatically converted into 38,802,036 shares of common stock and outstanding warrants to purchase convertible redeemable preferred stock were converted into warrants to purchase 58,000 shares of common stock.
     Restricted Stock Agreements
          The Company has entered into restricted stock agreements with certain employees. The agreements provide that, in the event these individuals are no longer employed by the Company, the Company has the right to repurchase any or all unvested shares of common stock covered by the agreements at the original per share purchase price. Shares subject to restriction typically vest over a four-year period. In accordance with the provisions of Emerging Issues Task Force (EITF) 00-23, “Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” certain unvested restricted stock grants issued after March 21, 2002 are recognized as liabilities. These related unvested restricted shares are only accounted for as outstanding when certain repurchase restrictions lapse. At January 31, 2007 and July 31, 2007, 38,750 and 0 shares, respectively are subject to these provisions and, accordingly, $23,750 and $0 are presented as a liability at January 31, 2007 and July 31, 2007, respectively.
     Options and Warrants for Common Stock
          During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 5,893 shares of common stock to a consultant in consideration for services rendered. The warrant becomes fully exercisable upon specified liquidity events and expires ten years from the date of grant. Changes in the fair value of the unvested shares are recognized as expense in the period of change. During the three months ended July 31, 2007, the warrant became fully vested and is no longer required to be marked to market. $70,709 was charged to general and administrative expense since the issuance of the warrant. The fully vested warrant remains unexercised at July 31, 2007.
          During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 157,143 shares of common stock to a consultant in consideration for services. The warrant is fully vested, has exercise prices of $0.002 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at July 31, 2007.
          During the fiscal year ended January 31, 2002, the Company issued a warrant to purchase 5,000 shares of common stock to a consultant. The warrant is fully vested, has an exercise price of $0.10 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at July 31, 2007.
          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The option was exercised during the three months ended July 31, 2007.
          During the fiscal year ended January 31, 2002, the Company issued a warrant to purchase 12,000 shares of common stock to a consultant. The warrant is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at July 31, 2007.
          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at July 31, 2007.
          During the fiscal year ended January 31, 2003, the Company issued a warrant to purchase 12,000 shares of common stock to a consultant. The warrant is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at July 31, 2007.
          During the fiscal year ended January 31, 2004, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at July 31, 2007.
          During the fiscal year ended January 31, 2005, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $1.00 per share and expires ten years from the date of grant. The option was exercised during the three months ended July 31, 2007.
          During the fiscal year ended January 31, 2006, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vests over two years, has an exercise price of $1.00 per share and expires ten years from the date of grant. During the three months ended July 31, 2007, the option became fully vested and is no longer required to be marked to market. $21,040 was charged to general and administrative expense since the issuance of the option. The fully vested option remains unexercised at July 31, 2007.
          Since inception, the Company has issued non-qualified options and warrants to purchase 267,036 shares of common stock; and, upon the effective date of the initial public offering, warrants to purchase convertible, redeemable preferred stock converted into warrants to purchase 58,000 shares of common stock at a weighted average exercise price of $1.48. During the three months ended July 31, 2007, 10,000 options to purchase common stock were exercised at a weighted average exercise price of $0.55. At July 31, 2007, 265,036 non-qualified options and warrants to purchase common stock remain outstanding.
11. Stock Option Plan
          The Company has two stock plans. The Company’s 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the board of directors on March 21, 2007 and approved by our stockholders on April 27, 2007. The 2007 Plan permits the Company to make grants of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 2,000,000 shares of its common stock for the issuance under the 2007 Plan.
          The Company’s 2000 Stock Incentive Plan, as amended (“2000 Plan”) provided for the grant of incentive stock options and nonqualified stock options, restricted stock, warrants and stock grants for the purchase of up to 15,721,458 shares of common stock, to employees, officers, directors and consultants of the Company. The 2000 Plan was administered by the Board of Directors. In connection with the adoption of the 2007 Plan, the Board of Directors determined not to grant any further awards under the 2000 Plan subsequent to the closing of the Company’s initial public offering.

          Under SFAS No. 123(R), the Company calculates the fair value of stock option grants using the Black-Scholes option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.
          The amounts included in the consolidated statements of operations for the three and six months ended July 31, 2007 and 2006 relating to share-based payments are as follows (in thousands):

	Three Months Ended July 31,
	2007	2006
Cost of products	$23	$3
Cost of services	27	3
Sales and marketing	257	57
Research and development	177	32
General and administrative	452	52

	$936	$147

	Six Months Ended July 31,
	2007	2006
Cost of products	$45	$6
Cost of services	53	4
Sales and marketing	506	69
Research and development	325	52
General and administrative	886	86

	$1,815	$217

The following table summarizes the Company’s stock option activity for the six months ended July 31, 2007:

			Weighted	Weighted
	Shares	Number of	Average	Average	Aggregate
	Available for	Options	Exercise	Contractual	Intrinsic
	Grant	Oustanding	Price	Term (Years)	Value
Balance at January 31, 2007	4,102,795	7,672,483	$1.610
Additional Shares Authorized	113,073	—	—
Granted	(2,515,748)	2,515,748	8.049
Exercised	—	(724,040)	0.715
Forfeited, cancelled or expired	299,880	(299,880)	2.154

Balances, July 31, 2007	2,000,000	9,164,311	$3.431	8.2 Years	$106.2 Million
Options exercisable at July 31, 2007	—	3,086,175	$0.972	7.0 Years	$44.1 Million

The fair value of each option granted during the three and six months ended July 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Stock Options	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	68.4%	80.9%	73.4%	82.4%
Risk-free interest rate	4.9%	5.0%	4.6%	4.7%
Expected life (in years)	6.5	6.5	6.5	6.5
Weighted-average fair value at grant date	$8.12	$0.93	$3.84	$0.94
12. Income Taxes
          Although the Company recorded a net loss for the three and six months ended July 31, 2007, due to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries, the Company recorded a provision for income taxes of $0.3 million and $0.6 million for the three and six months ended July 31, 2007, respectively.
          The Company’s effective income tax rate was (36.1)% and (23.2)% for the three and six months ended July 31, 2007, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.
          The Company recorded no income tax expense for the three and six months ended July 31, 2006, respectively.
          As required by SFAS No. 109, “Accounting for Income Taxes,” management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal deferred tax assets, and as a result, a full valuation allowance has been established.
          The Company has an unrecognized tax benefit of approximately $250,000 which did not change significantly during the three months ended July 31, 2007. The application of FIN No. 48 would have resulted in a decrease in retained earnings of $250,000 during the six months ended July 31, 2007, except that the decrease was fully offset by the application of a valuation allowance.
          The future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company is in the process of conducting a Section 382 study to determine whether such an ownership change has occurred. However, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48.
          The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at January 31, 2007 and at July 31, 2007, and has not recognized interest or penalties in the statement of operations for the six months ended July 31, 2007.
          The major domestic tax jurisdictions that remain subject to examination are: U.S. Federal — 2004-2006 and U.S. states — 2004-2006. The Company is no longer subject to examination by the U.S. Internal Revenue Service (“IRS”) for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. There are currently no state audits in progress. Within limited exceptions, the Company is no longer subject to state or local examinations for years prior to 2003, however, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period. The major international tax jurisdictions that remain subject to examination are: UK — 2004-2006, Japan — 2006 and Australia — 2005-2006.

13. Commitments and Contingencies
     Guarantees and Indemnification Obligations
          The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. Based on historical information and information known as of January 31, 2007, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
     Warranty
          The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
          Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Balance at beginning of period	$1,015	$685	$1,093	$690
Provision	496	450	930	645
Warranty usage *	(581)	(490)	(1,093)	(690)

Balance at end of period	$930	$645	$930	$645

*	Warranty usage includes expiration of product warranty
14. Industry Segment, Geographic Information and Significant Customers
          SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of data warehouse appliances. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the location of the end customer.

     Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
North America	$20,695	$16,111	$42,059	$24,381
International	7,705	1,673	11,683	5,401

Total	$28,400	$17,784	$53,742	$29,782

     The following table summarizes the Company’s total assets, by geographic location (in thousands):

	July 31,	January 31,
	2007	2007
North America	$170,049	$56,179
International	8,644	13,020

Total	$178,693	$69,199

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion an analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended January 31, 2007 included in the final prospectus for our initial public offering dated July 18, 2007, filed with the Securities and Exchange Commission, or SEC, on July 19, 2007. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. The forward-looking statements in this Report on Form 10-Q represent our views as of the date of this Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.
Overview
          We were founded in August 2000 to develop data warehouse appliances that enable real-time business intelligence. Our NPS appliance integrates database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The results of these queries and analyses provide organizations with actionable information to improve their business operations. The amount of data that is being generated and stored by organizations is exploding. As the volume of data continues to grow, enterprises have recognized the value of analyzing such data to significantly improve their operations and competitive position. This increasing amount of data and the importance of data analysis has led to a heightened demand for data warehouses that provide the critical framework for data-driven enterprise decision-making and business intelligence. Many traditional data warehouse systems were initially designed to aggregate and analyze smaller quantities of data, using general-purpose database, server and storage platforms patched together as a data warehouse system. Such patchwork architectures are often used by default to store and analyze data, despite the fact that they are not optimized to handle terabytes of constantly growing and changing data and as a result, are not as effective in handling the in-depth analyses that large businesses are now requiring of their data warehouse systems. The increasing number of users accessing the data warehouse and the sophistication of the queries employed by these users is making the strain of using these legacy systems even more challenging for many organizations.

          Business intelligence solutions are still in their early stages of growth and their continued adoption and growth in the marketplace remain uncertain. Additionally, our appliance approach requires our customers to run their data warehouses in new and innovative ways and often requires our customers to replace their existing equipment and supplier relationships, which they may be unwilling to do, especially in light of the often critical nature of the components and systems involved and the significant capital and other resources they may have previously invested. Furthermore, purchases of our products involve material changes to established purchasing patterns and policies. Even if prospective customers recognize the need for our products, they may not select our NPS solution because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our NPS solutions. Therefore, our future success also depends on our ability to maintain our leadership position in the data warehouse market and to proactively address the needs of the market and our customers to further drive the adoption of business intelligence and to sustain our competitive advantage versus competing approaches to business intelligence and alternate product offerings.
          We are headquartered in Framingham, Massachusetts. Our personnel and operations are also located throughout the United States, as well as in Canada, the United Kingdom, Australia, Japan and Korea. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage. Our fiscal year ends on January 31. When we refer to a particular fiscal year, we are referring to the fiscal year ended January 31 of that year. For example, fiscal 2007, refers to the fiscal year ended January 31, 2007.
Revenue
          We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the six months ended July 31, 2007 and 2006, U.S. customers accounted for approximately 70% and 81% of our revenue, respectively. For the three months ended July 31, 2007 and 2006, U.S. customers accounted for approximately 71% and 90% of our revenue, respectively.
          Product Revenue. The significant majority of our revenue is generated through the sale of our NPS appliances, primarily to companies in the following vertical industries: telecommunications, e-business, retail, financial services, analytic service providers, government and healthcare. Since we began shipping our products in fiscal 2004, our product revenue has grown from $13.0 million in fiscal 2004 to $30.9 million in fiscal 2005, $45.5 million in fiscal 2006, $64.6 million in fiscal 2007 and $43.5 million in the six months ended July 31, 2007. As we have grown we have reduced our dependency on our largest customers, with no customer accounting for more than 10% of our total revenue in fiscal 2007. However, for the six months ended July 31, 2007, two customers did account for more than 10% of our revenue. Our future revenue growth will depend in significant part upon further sales of our NPS appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch”, high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.
          We maintain a standard price list for all our products. In addition, we have a corporate policy that governs the level of discounting our sales organization may offer on our products based on factors such as transaction size, volume of products, competition and distribution partner involvement. Our total product revenue and gross profit are directly affected by our ability to manage our product pricing policy. In addition, competition continues to increase and, in the future, we may be forced to reduce our prices to remain competitive.

          Services Revenue. We sell product maintenance services to our customers. In addition, we offer installation, training and professional services to our customers. The percentage of our total revenue derived from support services was 14% in fiscal 2005, 15% in fiscal 2006 and 19% in each of fiscal 2007 and the six months ended July 31, 2007. We anticipate that maintenance services will continue to be purchased by new and existing customers and that services revenue will continue to be between 18% and 20% of our total revenue.
Cost of Revenue and Gross Profit
          Cost of product revenue consists primarily of amounts paid to Sanmina, our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our NPS appliance systems. Neither we nor Sanmina enter into long-term supply contracts for our hardware components, which can cause our cost of product revenue to fluctuate. These product costs are recorded when the related product revenue is recognized. Cost of revenue also includes shipping, warehousing and logistics expenses, warranty reserves and inventory write-downs to write down the carrying value of inventory to the lower of cost or market. Shipping, warehousing and logistics costs are recognized as incurred. Estimated warranty costs are recorded when the related product revenue is recognized.
          Cost of services revenue consists primarily of salaries and employee benefits for our support staff and worldwide installation and technical account management teams and amounts paid to Hewlett-Packard to provide on-site hardware service.
          Our gross profit has been and will continue to be affected by a variety of factors, including the relative mix of product versus services revenue; our mix of direct versus indirect sales (as sales through our indirect channels have lower average selling prices and gross profit); and changes in the average selling prices of our products and services, which can be adversely affected by competitive pressures. Additional factors affecting gross profit include the timing of new product introductions, which may reduce demand for our existing product as customers await the arrival of new products and could also result in additional reserves against older product inventory, cost reductions through redesign of existing products and the cost of our systems hardware. The data warehouse market is highly competitive and we expect this competition to intensify in the future, especially as we move into additional vertical industries. If our market share in such industries increases, we expect pricing pressure to increase, which will reduce product gross margins.
          If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in our customer service and support infrastructure to support this growth. The rate at which we add new customers will affect the level of these upfront investments. The timing of these additional expenditures could materially affect our cost of revenue, both in absolute dollars and as a percentage of total revenue, in any particular period. This could cause downward pressure on gross margins.
Operating Expenses
          Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew to 243 employees at July 31, 2007 from 90 employees at January 31, 2004. We expect to continue to hire significant numbers of new employees to support our anticipated growth.
Sales and Marketing Expenses
          Sales and marketing expenses consist primarily of salaries and employee benefits, sales commissions, marketing program expenses and allocated facilities expenses. We plan to continue to invest in sales and marketing by increasing the number of our sales personnel worldwide, expanding our domestic and international sales and marketing activities, and further building brand awareness. Accordingly, we expect sales and marketing expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue.

Generally, sales personnel are not immediately productive and thus sales and marketing expenses related to new sales hires are not immediately accompanied by higher revenue. Hiring additional sales personnel may reduce short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of hiring sales personnel and the rate at which they become productive will affect our future performance.
Research and Development Expenses
          Research and development expenses consist primarily of salaries and employee benefits, product prototype expenses, allocated facilities expenses and depreciation of equipment used in research and development activities. In addition to our U.S. development teams, we use an offshore development team employed by a contract engineering firm in Pune, India. Research and development expenses are recorded as incurred. We devote substantial resources to the development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and increasing our competitive position. We expect research and development expenses to increase in total dollars, although we expect such expense to decrease as a percentage of total revenue.
General and Administrative Expenses
          General and administrative expenses consist primarily of salaries and employee benefits, allocated facilities expenses and fees for professional services such as legal, accounting and compliance. We expect general and administrative expenses to increase in total dollars and to increase slightly as a percentage of revenue in fiscal 2008 as we invest in infrastructure to support continued growth and incur additional expenses of approximately $825,000 related to being a publicly traded company, including additional accounting and legal fees, costs of compliance with securities and other regulations, investor relation expenses and higher insurance premiums, including premiums related to director and officer insurance.
Critical Accounting Policies and Use of Estimates
          The preparation of our consolidated financial statements and related disclosures are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates, judgments and assumptions on an ongoing basis. Although we believe that our estimates, judgments and assumptions are reasonable under the circumstances, actual results may differ from those estimates.
          We believe that of our significant accounting policies, which are described in the notes to the financial statements appearing elsewhere in this Report on Form 10-Q, the following accounting policies involve the most judgment and complexity:
•	revenue recognition

•	stock-based compensation

•	inventory valuation

•	warranty reserves

•	accounting for income taxes.
          Accordingly, we believe the policies set forth above are critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
          There have been no material changes in our critical accounting policies since January 31, 2007. For further information please see the discussion of critical accounting policies included in the company’s registration statement on form S-1, file number 333-141522 on file with the SEC.
Results of Operations
     Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006
     Revenue
          Total revenue increased $10.6 million, or 60%, to $28.4 million in the three months ended July 31, 2007 from $17.8 million in the three months ended July 31, 2006. Total revenue related to new customer sales represented 53% of total revenue in the three months ended July 31, 2007 as compared to 45% in the three months ended July 31, 2006, while repeat business from the installed customer base represented 47% of total revenue in the three months ended July 31, 2007 as compared to 55% in the three months ended July 31, 2006.
          Product revenue increased $8.5 million, or 59%, to $22.9 million in the three months ended July 31, 2007 from $14.4 million in the three months ended July 31, 2006. Product revenue from new customers totaled $14.7 million in the three months ended July 31, 2007 as compared to $7.4 during the three months ended July 31, 2006. The growth in customers was primarily driven by an increase in the size of our sales force and the increased experience and productivity of sales representatives hired within the last year. Our sales office in Australia accounted for $5.5 million of revenue during the three months ended July 31, 2007. The number of sales and marketing employees increased to 96 at July 31, 2007 from 80 at July 31, 2006. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was also an important factor in generating additional sales.

          Services revenue increased $2.1 million, or 61%, to $5.5 million in the three months ended July 31, 2007 from $3.4 million in the three months ended July 31, 2006. This increase was a result of increased product sales and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and, during this period, substantially all of our customers renewed their maintenance and support agreements.
     Gross Margin
          Total gross margin increased $6.3 million to $17.0 million for the three months ended July 31, 2007 from $10.6 million in the three months ended July 31, 2006. As a percentage of revenue, gross margin was 60% for both the three month periods ended July 31, 2007 and July 31, 2006.
          Product gross margin increased $5.2 million to $13.5 million, or 59% of product revenue for the three months ended July 31, 2007 from $8.3 million, or 58% or product revenue, in the three months ended July 31, 2006. This increase as a percentage of product revenue was due primarily to a reduction in the cost of our hardware components during the three months ended July 31, 2007.
          Services gross margin increased $1.2 million to $3.5 million, or 64% of services revenue, for the three months ended July 31, 2007 from $2.3 million, or 67% of services revenue, for the three months ended July 31, 2006. This decrease in services gross margin as a percentage of services revenue was primarily the result of an increase in salaries and employee benefits of $0.4 million as a result of increased headcount to 32 at July 31, 2007 from 26 at July 31, 2006.
     Sales and Marketing Expenses
          Sales and marketing expenses increased $2.7 million, or 38%, to $10.0 million in the three months ended July 31, 2007 from $7.2 million in the three months ended July 31, 2006. As a result of total revenue increasing by 60% for the three months ended July 31, 2007 compared to the three months ended July 31, 2006, sales and marketing expenses as a percentage of total revenue decreased to 35% in the three months ended July 31, 2007 from 41% in the three months ended July 31, 2006. The number of sales and marketing employees increased to 96 at July 31, 2007 from 80 at July 31, 2006 in order to expand our salesforce to provide better geographic distribution and market penetration. The increase in sales and marketing expenses was primarily caused by increases of $1.0 million in salaries and employee benefits, $0.7 million in sales commissions, $0.4 million in partner referral fees, $0.2 million in sales and marketing promotions and programs, and $0.2 million in sales travel. The remainder of the increase was attributable primarily to additional sales office rent and office costs to support the continued geographic expansion of the sales force and to stock-based compensation expense included in sales and marketing expenses, which increased to $0.3 million in the three months ended July 31, 2007 from approximately $57,000 in the three months ended July 31, 2006.
     Research and Development Expenses
          Research and development expenses increased $1.3 million, or 29%, to $5.6 million in the three months ended July 31, 2007 from $4.3 million in the three months ended July 31, 2006. As a result of total revenue increasing by 60% for the three months ended July 31, 2007 compared to the three months ended July 31, 2006, research and development expenses as a percentage of total revenue decreased to 20% in the three months ended July 31, 2007 from 24% in the three months ended July 31, 2006. The number of research and development employees increased to 86 at July 31, 2007 from 78 at July 31, 2006 in order to provide additional development resources for new product enhancements. The offshore development team from our contract engineering firm increased to 54 people at July 31, 2007 from 47 people at July 31, 2006 in order to take advantage of the cost efficiencies associated with offshore research and development resources. The increase in research and development expenses was primarily caused by increases of $0.5 million in salaries, benefits and offshore consulting costs, $0.2 million in prototype expense, and $0.2 million in depreciation expense. The remainder of the increase was attributable to recruiting fees for new hires, higher allocated facilities expenses and travel expenses totaling $0.2 million and stock-based compensation expense included in research and development expenses, which increased to $0.2 million in the three months ended July 31, 2007 from approximately $32,000 in the three months ended July 31, 2006.

     General and Administrative Expenses
          General and administrative expenses increased $0.8 million, or 67%, to $2.0 million in the three months ended July 31, 2007 from $1.2 million in the three months ended July 31, 2006. As a percentage of revenue, general and administrative expenses were 7% in both the three months ended July 31, 2007 and 2006. The number of general and administrative employees increased to 19 at July 31, 2007 from 17 at July 31, 2006. The increase in general and administrative expenses was primarily caused by increases of $0.3 million in salaries and benefits and $0.4 million in stock-based compensation expense, which increased to $0.5 million in the three months ended July 31, 2007 from approximately $52,000 in the three months ended July 31, 2006. The remainder of the increase was attributable to increased audit, tax, legal and consultants costs associated with being a publicly held company.
     Interest Income (Expense), Net
          We incurred $0.3 million of interest expense, net in the three months ended July 31, 2007 from $0.1 million in the three months ended July 31, 2006. The components of interest expense, net for the three months ended July 31, 2007 are interest expense of $0.5 million, which includes $0.2 million of non-cash interest related to the issuance of warrants, partially offset by interest income of $0.2 million. The components of interest expense, net for the three months ended July 31, 2006 are interest expense of $0.2 million, partially offset by interest income of $0.1 million. The increase in interest expense for the three months ended July 31, 2007 was due to an increase in our average debt balance. The increase in the average debt balance was primarily attributable to $4.0 million in debt draw downs, used to fund operations, during the three months ended July 31, 2007.
     Other Income (Expense), Net
          We incurred other income, net of $0.1 million in the three months ended July 31, 2007 as compared to $0.4 in the three months ended July 31, 2006. The components of other income, net, for the three months ended July 31, 2007 are gains on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries, primarily the United Kingdom and Australia, which were partially offset by $0.1 million of early debt repayment fees incurred on the repayment of our outstanding lines of credit (Note 8). The repayment of our outstanding lines of credit was identified as a projected use of a portion of the proceeds from our initial public offering.
     Provision for Income Taxes
          We recorded a provision for income taxes of $0.3 million in the three months ended July 31, 2007 as compared to $0 in the three months ended July 31, 2006 due to a change in our effective tax rate to (36.1)%. This provision was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.
     Six Months Ended July 31, 2007 Compared to Six Months Ended July 31, 2006
     Revenue
          Total revenue increased $24.0 million, or 80%, to $53.7 million for the six months ended July 31, 2007 from $29.8 million for the six months ended July 31, 2006. Total revenue related to new customer sales represented 50% of total revenue in the six months ended July 31, 2007 as compared to 57% in the six months ended July 31, 2006, while repeat business from the installed customer base represented 50% of total revenue in the six months ended July 31, 2007 as compared to 43% in the six months ended July 31, 2006.
          Product revenue increased $20.2 million, or 87%, to $43.5 million for the six months ended July 31, 2007 from $23.3 million for the six months ended July 31, 2006. This increase was due primarily to sales to new customers, as the number of customers increased by 22 during the six months ended July 31, 2007 to 109. During the six months ended July 31, 2006, 19 new customers were added, bringing the total customers to 65 as of July 31, 2006. This increase in product sales was primarily driven by our introduction of a dedicated sales force outside of the United States and an increase in the size and productivity of our sales force in the United States. The number of sales and marketing employees increased to 96 at July 31, 2007 from 80 at July 31, 2006. In addition, we opened four new sales offices during this period, of which two were located outside of the United States. As a result, our international product revenue increased $5.6 million to $9.9 million for the six months ended July 31, 2007 from $4.3 million for the six months ended July 31, 2006. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was also an important factor in generating additional sales.
          Services revenue increased $3.7 million, or 57%, to $10.2 million for the six months ended July 31, 2007 from $6.5 million for the six months ended July 31, 2006. This increase was a result of increased product sales, especially outside of the United States, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services, and during this period, substantially all of our customers renewed their maintenance and support agreements.
     Gross Margin
          Total gross margin increased $14.5 million to $32.3 million for the six months ended July 31, 2007 from $17.7 million for the six months ended July 31, 2006. As a percentage of revenues, gross margin was 60% for both the six month periods ended July 31, 2007 and July 31, 2006.
          Product gross margin increased $12.0 million to $25.6 million, or 59% of product revenue for the six months ended July 31, 2007 from $13.6 million, or 59% or product revenue for the six months ended July 31, 2006.
          Services gross margin increased $2.6 million to $6.6 million, or 65% of services revenue for the six months ended July 31, 2007 from $4.0 million, or 63% of services revenue for the six months ended July 31, 2006. The percentage increase was a result of our services revenue growth of 57% while services headcount only grew 23% from 26 to 32, between July 31, 2006 and July 31, 2007.
     Sales and Marketing Expenses
          Sales and marketing expenses increased $6.0 million, or 44%, to $19.6 million for the six months ended July 31, 2007 from $13.6 million for the six months ended July 31, 2006. As a result of total revenue increasing by 80% for the six months ended July 31, 2007 compared to the six months ended July 31, 2006, sales and marketing expenses as a percentage of total revenue decreased to 37% for the six months ended July 31, 2007 from 46% for the six months ended July 31, 2006. The number of sales and marketing employees increased to 96 at July 31, 2007 from 80 at July 31, 2006, in order to expand our sales force to provide better geographic distribution and market penetration. The increase in sales and marketing expenses was primarily caused by increases of $2.0 million in salaries and employee benefits, $2.1 million in sales commissions, $0.4 million in partner referral fees, $0.4 million in sales and marketing promotions and programs, and $0.4 million in sales travel. The remainder of the increase was attributable primarily to additional sales office rent and office costs to support the continued geographic expansion of the sales force and to stock-based compensation expense included in sales and marketing expenses, which increased to $0.5 million for the six months ended July 31, 2007 from approximately $69,000 for the six months ended July 31, 2006.
     Research and Development Expenses
          Research and development expenses increased $2.5 million, or 29%, to $11.0 million for the six months ended July 31, 2007 from $8.5 million for the six months ended July 31, 2006. As a result of total revenue increasing by 80% for the six months ended July 31, 2007 compared to the six months ended July 31, 2006, research and development expenses as a percentage of total revenue decreased to 21% for the six months ended July 31, 2007 from 29% for the six months ended July 31, 2006. The number of research and development employees increased to 86 at July 31, 2007 from 78 at July 31, 2006 in order to provide additional development resources for new product enhancements. The offshore development team from our contract engineering firm increased to 54 people at July 31, 2007 from 47 people at July 31, 2006 in order to take advantage of the cost efficiencies associated with offshore research and development resources. The increase in research and development expenses was primarily caused by increases of $1.4 million in salaries, benefits and offshore consulting costs, $0.3 million in prototype expense, and $0.1 million in depreciation expense. The remainder of the increase was attributable to recruiting fees for new hires, higher allocated facilities expenses and travel expenses totaling $0.4 million. Stock-based compensation expense included in research and development expenses, which increased to $0.3 million for the six months ended July 31, 2007 from approximately $52,000 for the six months ended July 31, 2006.
     General and Administrative Expenses
          General and administrative expenses increased $1.6 million, or 74%, to $3.7 million for the six months ended July 31, 2007 from $2.1 million for the six months ended July 31, 2006. As a percentage of revenue, general and administrative expenses were 7% in both of the six months ended July 31, 2007 and 2006. The number of general and administrative employees increased to 19 at July 31, 2007 from 17 at July 31, 2006. The increase in general and administrative expenses was primarily caused by increases of $0.6 million in salaries and benefits and $0.8 million in stock-based compensation expense, which increased to $0.9 million for the six months ended July 31, 2007 from approximately $86,000 for the six months ended July 31, 2006. The remainder of the increase was attributable to increased audit, tax, legal and consultants costs associated with being a publicly held company.
     Interest Income (Expense), Net
          We incurred $0.5 million of interest expense, net for the six months ended July 31, 2007 from $0.1 million for the six months ended July 31, 2006. The components of interest expense, net for the six months ended July 31, 2007 are interest expense of $0.7 million, which includes $0.2 million of non-cash interest related to the issuance of warrants, partially offset by interest income of $0.2 million. The components of interest expense, net for the six months ended July 31, 2006 are interest expense of $0.3 million, partially offset by interest income of $0.2 million. The increase in interest expense for the six months ended July 31, 2007 was due to an increase in our average debt balance. The increase in the average debt balance was primarily attributable to $8.0 million in debt draw downs used to fund operations, during the six months ended July 31, 2007.
     Other Income (Expense), Net
          We incurred other income, net of $0.2 million for the six months ended July 31, 2007 as compared to $0.5 for the six months ended July 31, 2006. The components of other income, net, for the six months ended July 31, 2007 are $0.6 million of gains on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries, partially offset by $0.2 million expense from the mark-to-market adjustments on preferred stock warrants and $0.1 million of early payoff fees charged on our debt payoff. The repayment of our outstanding lines of credit was identified as a projected use of a portion of the proceeds from our initial public offering, included in the final prospectus for our initial public offering dated July 18, 2007, filed with the Securities and Exchange Commission, or SEC, on July 19, 2007.
     Provision for Income Taxes
          We recorded a provision for income taxes of $0.6 million for the six months ended July 31, 2007 as compared to $0 for the six months ended July 31, 2006., This provision was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.
Liquidity and Capital Resources
          As of July 31, 2007, our principal sources of liquidity were cash and cash equivalents of $116.6 million and accounts receivable of $18.9 million.
          Since our inception, we have funded our operations using a combination of issuances of convertible preferred stock, which has provided us with aggregate net proceeds of $73.3 million, cash collections from customers and a term loan credit facility and a revolving credit facility with Silicon Valley Bank. In July 2007, we raised $113.3 million of proceeds, net of underwriting discounts and expenses, in our initial public offering. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.

     Cash Provided By/Used In Operating Activities
          Net cash provided by operating activities was $7.8 million for the six months ended July 31, 2007 as compared to $6.1 million of net cash used in operating activities for the six months ended July 31, 2006. Net cash provided by operating activities for the six months ended July 31, 2007 primarily consisted of a decrease in accounts receivable of $13.2 million due primarily to the receipt of customer payments in the six months ended July 31, 2007, and a increase in deferred revenues of $12.9 million. In addition in the six months ended July 31, 2007, we had depreciation expense of $1.5 million and stock-based compensation of $1.9 million, both of which are non-cash expenses. These sources of net cash were partially offset by a net decrease in accounts payable and accrued expenses of $9.3 million, $6.9 million used to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, a net loss of $2.9 million, and an increase in other assets of $2.7 million. Net cash used in operating activities for the six months ended July 31, 2006 primarily consisted of a net loss of $6.0 million, an increase in accounts receivable of $5.6 million, and an increase in inventory of $6.7 million. These uses of net cash were partially offset by a net increase in deferred revenues of $8.7 million, and a net increase in accounts payable and accrued expenses of $1.9 million. In addition in the six months ended July 31, 2006, we had depreciation expense of $1.3 million and stock-based compensation of $0.2 million, both of which are non-cash expenses.
     Cash Used in Investing Activities
          Net cash used in investing activities was $2.8 million for the six months ended July 31, 2007, comprised primarily of capital expenditures, including $2.3 million of inventory to be used as test systems. Net cash used in investing activities was $0.6 million for the six months ended July 31, 2006, also comprised primarily of capital expenditures.
     Cash Provided by Financing Activities
          Net cash provided by financing activities was $107.1 million for the six months ended July 31, 2007 primarily consisting of $113.3 million of proceeds, net of underwriting discounts and expenses in our initial public offering. In addition, we received $0.5 million from the issuance of common stock pursuant to the exercise of options under the 2000 Stock Incentive Plan, offset by the net repayment of $6.6 million under our debt facilities. Net cash provided by financing activities was $4.7 million for the six months ended July 31, 2006, primarily consisting of $4.6 million of net borrowings under our debt facilities, partially offset by approximately $48,000 from the issuance of common stock pursuant to the exercise of options under the 2000 Stock Incentive Plan.
     Working Capital Facilities
          On January 31, 2007, we obtained a revolving line of credit with Silicon Valley Bank under which we can borrow up to $15.0 million. Our interest rate under this revolving credit facility is 1% below the prime rate. Borrowings are secured by substantially all of our assets other than our intellectual property. All outstanding debt will become payable on January 30, 2008. As of July 31, 2007, we had no outstanding balance under this revolving credit facility and $15.0 million available to borrow.
     Contractual Obligations
          The following is a summary of our contractual obligations as of July 31, 2007:

	Payments Due In
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	981	968	13	—	—
Purchase obligations(1)	14,670	14,670	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.

          We believe that our cash and cash equivalents of $116.6 million and accounts receivable of $18.9 million at July 31, 2007, together with any cash flow from our operations, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of revenue growth, our introduction of new products or enhancements, our expansion of sales and marketing and product development activities. However, to the extent that our cash and cash equivalents, our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
     Off-Balance Sheet Arrangements
          We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that do not have to be reflected on our balance sheet.
     Recent Accounting Pronouncements
          On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that SFAS No. 159 may have on our financial statements taken as a whole.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently assessing SFAS 157 and has not yet determined the impact, if any, that its adoption will have on its result of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of July 31, 2007, we had $4.3 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated translation gains and losses.
     Interest Rate Risk
          We had a cash and cash equivalents balance of $116.6 million at July 31, 2007, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.

Item 4. Controls and Procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
     An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information appearing elsewhere in this Report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding whether to purchase shares of our common stock. Each of these risks could materially adversely affect our business, operating results and financial condition. As a result, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.
We have a history of losses, and we may not achieve or maintain profitability in the future.
     We have not been profitable in any fiscal period since we were formed. We experienced a net loss of $14.0 million in fiscal 2006, $8.0 million in fiscal 2007 and $3.0 million in the first six months of fiscal 2008. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Additionally, as a public company, we expect to incur legal, accounting and other expenses that are substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.
Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter, which could adversely affect the market price of our common stock.
     Our operating results are difficult to predict and may fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline.
     Factors that may cause our operating results to fluctuate include:
•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter; for instance, five customers each accounted for greater than 5% of our total revenues during fiscal 2007 and our ten largest customers accounted for approximately 45% of our revenues in fiscal 2007;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to enhance our products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our salesforce;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which first became effective for us in fiscal 2007 and requires that employee stock-based compensation be measured based on fair value on grant date and treated as an expense that is reflected in our financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
     Most of our operating expenses do not vary directly with revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter, and therefore this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.
Our limited operating history and the emerging nature of the data warehouse market make it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.
     Our company has only been in existence since August 2000. We first began shipping products in February 2003 and much of our growth has occurred in the past two fiscal years. Our limited operating history and the nascent state of the data warehouse market in which we operate makes it difficult to evaluate our current business and our future prospects. As a result, we cannot be certain that we will sustain our growth or achieve or maintain profitability. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly-evolving industries. These risks include the need to:

•	attract new customers and maintain current customer relationships;

•	continue to develop and upgrade our data warehouse solutions;

•	respond quickly and effectively to competitive pressures;

•	offer competitive pricing or provide discounts to customers in order to win business;

•	manage our expanding operations;

•	maintain adequate control over our expenses;

•	maintain adequate internal controls and procedures;

•	maintain our reputation, build trust with our customers and further establish our brand; and

•	identify, attract, retain and motivate qualified personnel.
     If we fail to successfully address these needs, our business, operating results and financial condition may be adversely affected.
We depend on a single product family, the Netezza Performance Server family, for all of our revenue, so we are particularly vulnerable to any factors adversely affecting the sale of that product family.
     Our revenue is derived exclusively from sales and service of the NPS product family, and we expect that this product family will account for substantially all of our revenue for the foreseeable future. If the data warehouse market declines or the Netezza Performance Server fails to maintain or achieve greater market acceptance, we will not be able to grow our revenues sufficiently to achieve or maintain profitability.
If we lose key personnel, or if we are unable to attract and retain highly-qualified personnel on a cost-effective basis, it will be more difficult for us to manage our business and to identify and pursue growth opportunities.
     Our success depends substantially on the performance of our key senior management, technical, and sales and marketing personnel. Each of our employees may terminate his or her relationship with us at any time and the loss of the services of such persons could have an adverse effect on our business. We rely on our senior management to manage our existing business operations and to identify and pursue new growth opportunities, and our ability to develop and enhance our products requires talented hardware and software engineers with specialized skills. In addition, our success depends in significant part on maintaining and growing an effective salesforce. We experience intense competition for such personnel and we cannot ensure that we will successfully attract, assimilate, or retain highly qualified managerial, technical or sales and marketing personnel in the future.
If we are unable to develop and introduce new products and enhancements to existing products, if our new products and enhancements to existing products do not achieve market acceptance, or if we fail to manage product transitions, we may fail to increase, or may lose, market share.
     The market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future growth depends on the successful development and introduction of new products and enhancements to existing products that achieve acceptance in the market. Due to the complexity of our products, which include integrated hardware and software components, any new products and product enhancements would be subject to significant technical risks that could impact our ability to introduce those products and enhancements in a timely manner. In addition, such new products or product enhancements may not achieve market acceptance despite our expending significant resources to develop them. If we are unable, for technological or other reasons, to develop, introduce and enhance our products in a timely manner in response to changing market conditions or evolving customer requirements, or if these new products and product enhancements do not achieve market acceptance due to competitive or other factors, our operating results and financial condition could be adversely affected.

     Product introductions and certain enhancements of existing products by us in future periods may also reduce demand for our existing products or could delay purchases by customers awaiting arrival of our new products. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered in a timely manner to meet customer demand.
We face intense and growing competition from leading technology companies as well as from emerging companies. Our inability to compete effectively with any or all of these competitors could impact our ability to achieve our anticipated market penetration and achieve or sustain profitability.
     The data warehouse market is highly competitive and we expect competition to intensify in the future. This competition may make it more difficult for us to sell our products, and may result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition.
     Currently, our most significant competition includes companies which typically sell several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services. These competitors are often leaders in many of these segments including EMC, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and Teradata (a division of NCR). In addition, a large number of fast growing companies have recently entered the market, many of them selling integrated appliance offerings similar to our products. Additionally, as the benefits of an appliance solution have become evident in the marketplace, many of our larger competitors have also begun to bundle their products into appliance-like offerings that more directly compete with our products. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally-developed systems. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.
     Many of our competitors have greater market presence, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing, distribution and other resources than we have. In addition, many of our competitors have broader product and service offerings than we do. These companies may attempt to use their greater resources to better position themselves in the data warehouse market including by pricing their products at a discount or bundling them with other products and services in an attempt to rapidly gain market share. Moreover, many of our competitors have more extensive customer and partner relationships than we do, and may therefore be in a better position to identify and respond to market developments or changes in customer demands. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. We cannot assure you that we will be able to compete successfully against existing or new competitors.
Our success depends on the continued recognition of the need for business intelligence in the marketplace and on the adoption by our customers of data warehouse appliances, often as replacements for existing systems, to enable business intelligence. If we fail to improve our products to further drive this market migration as well as to successfully compete with alternative approaches and products, our business would suffer.
     Due to the innovative nature of our products and the new approaches to business intelligence that our products enable, purchases of our products often involve the adoption of new methods of database access and utilization on the part of our customers. This may entail the acknowledgement of the benefits conferred by business intelligence and the customer-wide adoption of business intelligence analysis that makes the benefits of our system particularly relevant. Business intelligence solutions are still in their early stages of growth and their continued adoption and growth in the marketplace remain uncertain. Additionally, our appliance approach requires our customers to run their data warehouses in new and innovative ways and often requires our customers to replace their existing equipment and supplier relationships, which they may be unwilling to do, especially in light of the often critical nature of the components and systems involved and the significant capital and other resources they may have previously invested. Furthermore, purchases of our products involve material changes to established purchasing patterns and policies. Even if prospective customers recognize the need for our products, they may not select our NPS solution because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our NPS solutions. Therefore, our future success also depends on our ability to maintain our leadership position in the data warehouse market and to proactively address the needs of the market and our customers to further drive the adoption of business intelligence and to sustain our competitive advantage versus competing approaches to business intelligence and alternate product offerings.
Claims that we infringe or otherwise misuse the intellectual property of others could subject us to significant liability and disrupt our business, which could have a material adverse effect on our business and operating results.
     Our competitors protect their intellectual property rights by means such as trade secrets, patents, copyrights and trademarks. We have not conducted an independent review of patents issued to third parties. Although we have not been involved in any litigation related to intellectual property rights of others, from time to time we receive letters from other parties alleging, or inquiring about, breaches of their intellectual property rights. We may in the future be sued for violations of other parties’ intellectual property rights, and the risk of such a lawsuit will likely increase as our size and the number and scope of our products increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any such claims or litigation could:
•	be time-consuming and expensive to defend, whether meritorious or not;

•	cause shipment delays;

•	divert the attention of our technical and managerial resources;

•	require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all;

•	prevent us from operating all or a portion of our business or force us to redesign our products, which could be difficult and expensive and may degrade the performance of our products;

•	subject us to significant liability for damages or result in significant settlement payments; and/or

•	require us to indemnify our customers, distribution partners or suppliers.
     Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.
Our products must interoperate with our customers’ information technology infrastructure, including customers’ software applications, networks, servers and data-access protocols, and if our products do not do so successfully, we may experience a weakening demand for our products.
     To be competitive in the market, our products must interoperate with our customers’ information technology infrastructure, including software applications, network infrastructure and servers supplied by a variety of other vendors, many of whom are competitors of ours. Our products currently interoperate with a number of business intelligence and data-integration applications provided by vendors including Business Objects, Cognos, IBM and Oracle, among others. When new or updated versions of these software applications are introduced, we must sometimes develop updated versions of our software that may require assistance from these vendors to ensure that our products effectively interoperate with these applications. If these vendors do not provide us with assistance on a timely basis, or decide not to work with us for competitive or other reasons, including due to consolidation with our competitors, we may be unable to ensure such interoperability. Additionally, our products interoperate with servers, network infrastructure and software applications predominantly through the use of data-access protocols. While many of these protocols are created and maintained by independent standards organizations, some of these protocols that exist today or that may be created in the future are, or could be, proprietary technology and therefore require licensing the proprietary protocol’s specifications from a third party or implementing the protocol without specifications. Our development efforts to provide interoperability with our customers’ information technology infrastructures require substantial capital investment and the devotion of substantial employee resources. We may not accomplish these development efforts quickly, cost-effectively or at all. If we fail for any reason to maintain interoperability, we may experience a weakening in demand for our products, which would adversely affect our business, operating results and financial condition.
If we fail to enhance our brand, our ability to expand our customer base will be impaired and our operating results may suffer.
     We believe that developing and maintaining awareness of the Netezza brand is critical to achieving widespread acceptance of our products and is an important element in attracting new customers and shortening our sales cycle. We expect the importance of brand recognition to increase as competition further develops in our market. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and our ability to provide customers with reliable and technically sophisticated products at competitive prices. If customers do not perceive our products and services to be of high value, our brand and reputation could be harmed, which could adversely impact our financial results. Despite our best efforts, our brand promotion efforts may not yield increased revenue sufficient to offset the additional expenses incurred in our brand-building efforts.
We may not receive significant revenues from our current research and development efforts for several years, if at all.
     Investment in product development often involves a long payback cycle. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which contribute to the unpredictability and variability of our financial performance and may adversely affect our profitability.
     The timing of our revenue is difficult to predict as we experience extended sales cycles, due in part to our need to educate our customers about our products and participate in extended product evaluations and the high purchase price of our products. In addition, product purchases are often subject to a variety of customer considerations that may extend the length of our sales cycle, including customers’ acceptance of our approach to data warehouse management and their willingness to replace their existing solutions and supplier relationships, timing of their budget cycles and approval processes, budget constraints, extended negotiations, and administrative, processing and other delays, including those due to general economic factors. As a result, our sales cycle extends to more than nine months in some cases, and it is difficult to predict when or if a sale to a potential customer will occur. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. In addition, the provision of evaluation units to customers may require significant investment in inventory in advance of sales of these units, which sales may not ultimately transpire.
     If we are unsuccessful in closing sales after expending significant resources, or if we experience delays for any of the reasons discussed above, our future revenues and operating expenses may be materially adversely affected.
Our company is growing rapidly and we may be unable to manage our growth effectively.
     Between January 31, 2005 and July 31, 2007, the number of our employees increased from 140 to 243 and our installed base of customers grew from 15 to 109. In addition, during that time period our number of office locations has increased from 3 to 14. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
     In fiscal 2007, we derived approximately 5% of our revenue from U.S. federal government agencies. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.
     The restrictions on federal government data management include, for example, the Privacy Act, which requires agencies to publicize their collection and use of personal data and implement procedures to provide individuals with access to that information; the Federal Information Security Management Act, which requires agencies to develop comprehensive data privacy and security measures that may increase the cost of maintaining certain data; and the E-government Act, which requires agencies to conduct privacy assessments before acquiring certain information technology products or services and before initiating the collection of personal information or the aggregation of existing databases of personal information. These restrictions, any future restrictions, and public or political pressure to constrain the government’s collection and processing of personal information may adversely affect the government’s demand for our products and services and could have a material adverse effect on our growth prospects and operating results.
     Federal agency funding for information technology programs is subject to annual appropriations established by Congress and spending plans adopted by individual agencies. Accordingly, government purchasing commitments normally last no longer than one year. The amounts of available funding in any year may be reduced to reflect budgetary constraints, economic conditions, or competing priorities for federal funding. Constraints on federal funding for information technology could harm our ability to sell products to government agencies, causing fluctuations in our revenues from this segment from period to period and resulting in a weakening of our growth prospects, operating results and financial condition.
     Our contracts with government agencies may subject us to certain risks and give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to, for example:
•	terminate contracts for convenience at any time without cause;

•	obtain detailed cost or pricing information;

•	receive “most favored customer” pricing;

•	perform routine audits;

•	impose equal employment and hiring standards;

•	require products to be manufactured in specified countries;

•	restrict non-U.S. ownership or investment in our company; and

•	pursue administrative, civil or criminal remedies for contractual violations.

     Moreover, some of our contracts allow the government to use, or permit others to use, patented inventions that we developed under those contracts, and to place conditions on our right to retain title to such inventions. Likewise, some of our government contracts allow the government to use or disclose software or technical data that we develop or deliver under the contract without constraining subsequent uses of those data. Third parties authorized by the government to use our patents, software and technical data may emerge as alternative sources for the products and services we offer to the government and may enable the government to negotiate lower prices for our products and services. If we fail to assert available protections for our patents, software, and technical data, our ability to control the use of our intellectual property may be compromised, which may benefit our competitors, reduce the prices we can obtain for our products and services, and harm our financial condition.
Our international operations are subject to additional risks that we do not face in the United States, which could have an adverse effect on our operating results.
     In fiscal 2007, we derived approximately 24% of our revenue from customers based outside the United States and for the first six months of fiscal 2008, we derived approximately 30% of our revenue from customers based outside the United States, and we currently have sales personnel in six different foreign countries. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
•	difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	general economic conditions in the countries in which we operate, including seasonal reductions in business activity in the summer months in Europe, during Lunar New Year in parts of Asia and in other periods in various individual countries;

•	longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;

•	increased length of time for shipping and acceptance of our products;

•	difficulties in repatriating overseas earnings;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights in some countries;

•	costs and delays associated with developing products in multiple languages; and

•	political unrest, war, incidents of terrorism, or responses to such events.
     Our overall success in international markets depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, operating results and financial condition.
Our future revenue growth will depend in part on our ability to further develop our indirect sales channel, and our inability to effectively do so will impair our ability to grow our revenues as we anticipate.
     Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct salesforce. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In fiscal 2007, we derived approximately 18% of our revenue from our indirect sales channel and during the first six months of fiscal 2008, we derived approximately 16% of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct salesforce. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
     Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 19% of our revenue in both fiscal 2007 and the first six months of fiscal 2008). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed a worldwide service relationship with Hewlett-Packard to provide on-site hardware service to our customers. Although we believe Hewlett-Packard and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with Hewlett-Packard or any other third-party service provider we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
Our products are highly technical and may contain undetected software or hardware defects, which could cause data unavailability, loss or corruption that might result in liability to our customers and harm to our reputation and business.
     Our products are highly technical and complex and are often used to store and manage data critical to our customers’ business operations. Our products may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our customers. Some errors in our products may only be discovered after the products have been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release or that are caused by another vendor’s products with which we interoperate but are nevertheless attributed to us by our customers, as well as any computer virus or human error on the part of our customer support or other personnel, that result in a customer’s data being misappropriated, unavailable, lost or corrupted could have significant adverse consequences, including:
•	loss of customers;

•	negative publicity and damage to our reputation;

•	diversion of our engineering, customer service and other resources;

•	increased service and warranty costs; and

•	loss or delay in revenue or market acceptance of our products.

     Any of these events could adversely affect our business, operating results and financial condition. In addition, there is a possibility that we could face claims for product liability, tort or breach of warranty, including claims from both our customers and our distribution partners. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from ongoing operations of the company. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our operating results and financial condition.
It is difficult to predict our future capital needs and we may be unable to obtain additional financing that we may need, which could have a material adverse effect on our business, operating results and financial condition.
     We believe that our current balance of cash and cash equivalents, together with borrowings available under our bank line of credit will be sufficient to fund our projected operating requirements, including anticipated capital expenditures, for at least the next 12 months. We may need to raise additional funds subsequent to that or sooner if we are presented with unforeseen circumstances or opportunities in order to, among other things:
•	develop or enhance our products;

•	support additional capital expenditures;

•	respond to competitive pressures;

•	fund operating losses in future periods; or

•	take advantage of acquisition or expansion opportunities.
     Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to fund additional interest expense, which would harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of holders of our common stock.
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
     Our success is dependent in part on obtaining, maintaining and enforcing our intellectual property and other proprietary rights. We rely on a combination of trade secret, patent, copyright and trademark laws and contractual provisions with employees and third parties, all of which offer only limited protection. Despite our efforts to protect our intellectual property and proprietary information, we may not be successful in doing so, for several reasons. We cannot be certain that our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued to us, they may be contested, or our competitors may be able to develop similar or superior technologies without infringing our patents.
     Although we enter into confidentiality, assignments of proprietary rights and license agreements, as appropriate, with our employees and third parties, including our contract engineering firm, and generally control access to and distribution of our technologies, documentation and other proprietary information, we cannot be certain that the steps we take to prevent unauthorized use of our intellectual property rights are sufficient to prevent their misappropriation, particularly in foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States.
     Even in those instances where we have determined that another party is breaching our intellectual property and other proprietary rights, enforcing our legal rights with respect to such breach may be expensive and difficult. We may need to engage in litigation to enforce or defend our intellectual property and other proprietary rights, which could result in substantial costs and diversion of management resources. Further, many of our current and potential competitors are substantially larger than we are and have the ability to dedicate substantially greater resources to defending any claims by us that they have breached our intellectual property rights.
Our products may be subject to open source licenses, which may restrict how we use or distribute our solutions or require that we release the source code of certain technologies subject to those licenses.
     Some of our proprietary technologies incorporate open source software. For example, the open source database drivers that we use may be subject to an open source license. The GNU General Public License and other open source licenses typically require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. We take steps to ensure that our proprietary software is not combined with, or does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty. If these licenses were to be interpreted in a manner different than we interpret them, we may find ourselves in violation of such licenses. While our customer contracts prohibit the use of our technology in any way that would cause it to violate an open source license, our customers could, in violation of our agreement, use our technology in a manner prohibited by an open source license.
     In addition, we rely on multiple software engineers to design our proprietary products and technologies. Although we take steps to ensure that our engineers do not include open source software in the products and technologies they design, we may not exercise complete control over the development efforts of our engineers and we cannot be certain that they have not incorporated open source software into our proprietary technologies. In the event that portions of our proprietary technology are determined to be subject to an open source license, we might be required to publicly release the affected portions of our source code, which could reduce or eliminate our ability to commercialize our products.
We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and result in increased expenses.
     In the future, we may acquire companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. We have not made any acquisitions to date. Any future acquisitions we make could subject us to a number of risks, including:
•	the purchase price we pay could significantly deplete our cash reserves, impair our future operating flexibility or result in dilution to our existing stockholders;

•	we may find that the acquired company, assets or technology do not further improve our financial and strategic position as planned;

•	we may find that we overpaid for the company, asset or technology, or that the economic conditions underlying our acquisition have changed;

•	we may have difficulty integrating the operations and personnel of the acquired company;

•	we may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired assets or technologies;

•	the acquisition may be viewed negatively by customers, financial markets or investors;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may encounter difficulty entering and competing in new product or geographic markets;

•	we may encounter a competitive response, including price competition or intellectual property litigation;

•	we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	we may be subject to litigation by terminated employees or third parties;

•	we may incur debt, one-time write-offs, such as acquired in-process research and development costs, and restructuring charges;

•	we may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and

•	our due diligence process may fail to identify significant existing issues with the target company’s product quality, product architecture, financial disclosures, accounting practices, internal controls, legal contingencies, intellectual property and other matters.
     These factors could have a material adverse effect on our business, operating results and financial condition.
     From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs, any of which could have a material adverse effect on our business, operating results and financial condition.
We currently rely on a single contract manufacturer to assemble our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our ability to sell our products.
     We currently rely on a single contract manufacturer, Sanmina-SCI Corporation (“Sanmina”), to assemble our products, manage our supply chain and participate in negotiations regarding component costs. While we believe that our use of Sanmina provides benefits to our business, our reliance on Sanmina reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks could become more acute if we are successful in our efforts to increase revenue. If we fail to manage our relationship with Sanmina effectively, or if Sanmina experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, we are required to provide forecasts to Sanmina regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results and financial condition.
     Additionally, Sanmina can terminate our agreement for any reason upon 90 days’ notice or for cause upon 30 days’ notice. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreement with Sanmina, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot assure you that we will be able to establish an alternative manufacturing relationship on acceptable terms or at all.
We depend on a continued supply of components for our products from third-party suppliers, and if shortages of these components arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.
     We rely on a limited number of suppliers for several key components utilized in the assembly of our products, including disk drives and microprocessors. Although in many cases we use standard components for our products, some of these components may only be purchased or may only be available from a single supplier. In addition, we maintain relatively low inventory and acquire components only as needed, and neither we nor our contract manufacturer enter into long-term supply contracts for these components and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided in a particular purchase order. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If shortages or delays arise, we may be unable to ship our products to our customers on time, or at all, and increased costs for these components that we could not pass on to our customers would negatively impact our operating margins. For example, new generations of disk drives are often in short supply, which may limit our ability to procure these disk drives. In addition, disk drives represent a significant portion of our cost of revenue, and the price of various kinds of disk drives is subject to substantial volatility in the market. Many of the other components required to build our systems are also occasionally in short supply. Therefore, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products, resulting in an inability to meet customer demand or our own operating goals, which could adversely affect our customer relationships, business, operating results and financial condition.
We currently rely on a contract engineering firm for quality assurance and product integration engineering.
     In addition to our internal research and development staff, we have contracted with Persistent Systems Pvt. Ltd. (“Persistent Systems”), located in Pune, India, to employ a dedicated team of over 50 engineers focused on quality assurance and product integration engineering. Persistent Systems can terminate our agreement for any reason upon 15 days’ notice. If we were required to change our contract engineering firm, including due to a termination of the agreement with Persistent Systems, we may experience delays, incur increased costs or otherwise damage our customer relationships. We cannot assure you that we will be able to establish an alternative contract engineering firm relationship on acceptable terms or at all.
Future interpretations of existing accounting standards could adversely affect our operating results.
     Generally Accepted Accounting Principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results, and they could affect the reporting of transactions completed before the announcement of a change. For example, we recognize our product revenue in accordance with AICPA Statement of Position, or SOP 97-2, Software Revenue Recognition, and related amendments and interpretations contained in SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in delays in our recognition of revenue that may have a material adverse effect on our operating results. For example, we may in the future have to defer recognition of revenue for a transaction that involves:
•	undelivered elements for which we do not have vendor-specific objective evidence of fair value;

•	requirements that we deliver services for significant enhancements and modifications to customize our software for a particular customer; or

•	material acceptance criteria.
     Because of these factors and other specific requirements under GAAP for recognition of software revenue, we must include specific terms in customer contracts in order to recognize revenue when we initially deliver products or perform services. Negotiation of such terms could extend our sales cycle, and, under some circumstances, we may accept terms and conditions that do not permit revenue recognition at the time of delivery.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us.

     Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being a public company and eventually being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules concerning internal control over financial reporting, which will in the future require annual management assessments, and an audit by our independent registered public accounting firm, of the effectiveness of our internal control over financial reporting. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. Moreover, these changes may not be effective in maintaining the adequacy or effectiveness of our internal controls. Any failure to maintain effective internal controls, or a consequent inability to produce accurate financial statements on a timely basis in accordance with SEC and NYSE Arca rules, which we will be subject to as a public company, could increase our operating costs, materially impair our ability to operate our business, result in SEC investigations and penalties and lead to the delisting of our common stock from NYSE Arca. The resulting damage to our reputation in the marketplace and our financial credibility could significantly impair our sales and marketing efforts with customers. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
     In the current public company environment, officers and directors are subject to increased scrutiny and may be subject to increased risk of liability. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. This could negatively impact our future success.
We are subject to governmental export controls that could impair our ability to compete in international markets.
     Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception. Changes in our products or changes in export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to certain countries altogether. Any change in export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.
Adverse changes in economic conditions and reduced information technology spending may negatively impact our business.
     Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers and the geographic regions in which we operate. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result, weak economic conditions or a reduction in information technology spending could adversely impact demand for our products and therefore our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
     During the three months ended July 31, 2007, we granted stock options to purchase an aggregate of 640,500 shares of common stock to our employees and directors under our 2000 Stock Incentive Plan at exercise prices ranging from $12.00 to $15.25 per share. During this period, we also issued 286,111 shares of common stock to employees and outside consultants pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $215,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933 and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock
     In July 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-141522) which the SEC declared effective on July 18, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 10,350,000 shares of our common stock, including 1,350,000 shares sold in connection with the underwriters’ option described below, at a price of $12.00 per share. The underwriters exercised their option to purchase the additional 1,350,000 shares of our common stock at the initial public offering price of $12.00 per share on July 20, 2007 and the offering closed on July 24, 2007. The underwriters for the offering were Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, Needham & Company, LLC and Thomas Weisel Partners LLC.
     We raised a total of $124.2 million in gross proceeds from the initial public offering, or approximately $113.3 million in net proceeds after deducting underwriting discounts and commissions of $8.7 million and other estimated offering costs of approximately $2.2 million. We have used $14.6 million of the net proceeds to repay all of our outstanding debt and interest. We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
(c) Issuer Purchases of Equity Securities

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of	(b) Average	Shares (or Units	Approximate Dollar Value) of
	Shares (or	Price Paid per	Purchased as Part of	Shares (or Units) that May Yet Be
	Units)	Share (or	Publicly Announced	Purchased Under the Plans or
Period	Purchased	Unit)	Plans or Programs	Programs
May 1-May 31, 2007	—	—	—	—

June 1-June 30, 2007	—	—	—	—

July 1-July 21, 2007	15,000 (1)	$1.00	—	—

Total	15,000	$1.00	—	—

(1)	Consists of a July 27, 2007 repurchase of shares of unvested common stock at original purchase price under an employee’s Restricted Stock Agreement upon termination of employment.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netezza Corporation
(Registrant)

Date: September 14, 2007
	By:	/s/ Patrick J. Scannell, Jr.

Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)