Form 10-Q
period 2007-10-31
NETEZZA CORP
filed 2007-12-14
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                     to
Commission File Number: 001-33445
NETEZZA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3527320 (I.R.S. Employer Identification No.)
200 Crossing Boulevard
Framingham, MA 01702
(Address of Principal Executive Offices) (Zip Code)
(508) 665-6800
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of December 7, 2007, there were 57,317,181 shares of the registrant’s $0.001 par value per share common stock outstanding.

 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	October 31,	January 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$38,623	$5,018
Short-term investments	84,480	—
Accounts receivable	23,224	31,834
Inventory	33,659	26,239
Other current assets	4,992	1,370

Total current assets	184,978	64,461
Property and equipment, net	5,051	4,228
Restricted cash	379	379
Other long-term assets	160	131

Total assets	$190,568	$69,199

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,565	$12,683
Accrued expenses	9,386	8,678
Current portion of note payable to bank	—	2,436
Refundable exercise price for restricted stock	—	24
Deferred revenue	33,562	14,741

Total current liabilities	46,513	38,562

Long-term deferred revenue	12,781	9,765
Note payable to bank, net of current portion	—	4,099
Preferred stock warrant liability	—	765

Total long-term liabilities	12,781	14,629

Total liabilities	59,294	53,191

Commitments and contingencies (Note 14)

Convertible redeemable preferred stock, par value $0.001 per share Series A; 17,280,000 shares authorized; 0 and 17,200,000 shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	—	12,805
Series B; 29,425,622 shares authorized; 0 and 29,389,622 shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	—	35,245
Series C; 23,058,151 shares authorized; 0 and 23,058,151 shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	—	25,700
Series D; 8,147,452 shares authorized; 0 and 7,901,961 shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	—	23,381

Total convertible redeemable preferred stock	—	97,131

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 500,000,000 and 150,000,000 shares authorized at October 31, 2007 and January 31, 2007, respectively; 57,440,970 and 7,542,372 shares issued at October 31, 2007 and January 31, 2007, respectively	57	8
Treasury stock, at cost; 139,062 shares at October 31, 2007 and January 31, 2007, respectively	(14)	(14)
Other comprehensive income	(1,194)	(284)
Additional paid-in-capital	214,974	—
Accumulated deficit	(82,549)	(80,833)

Total stockholders’ equity (deficit)	131,274	(81,123)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$190,568	$69,199

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenue
Product	$27,319	$19,359	$70,830	$42,637
Services	6,099	3,812	16,330	10,316

Total revenue	33,418	23,171	87,160	52,953
Cost of revenue
Product	11,355	8,127	29,231	17,738
Services	1,969	1,448	5,573	3,882

Total cost of revenue	13,324	9,575	34,804	21,620

Gross profit	20,094	13,596	52,356	31,333

Operating expenses
Sales and marketing	11,128	9,281	30,759	22,871
Research and development	5,682	4,667	16,738	13,214
General and administrative	2,661	1,135	6,394	3,234

Total operating expenses	19,471	15,083	53,891	39,319

Operating income (loss)	623	(1,487)	(1,535)	(7,986)
Interest income	1,214	136	1,431	355
Interest expense	2	215	717	503
Other income, net	29	72	249	617

Income (loss) before income taxes	1,864	(1,494)	(572)	(7,517)
Provision for income taxes	278	—	843	—

Net income (loss)	1,586	(1,494)	(1,415)	(7,517)
Accretion to preferred stock	—	1,483	2,853	4,448

Net income (loss) attributable to common stockholders	$1,586	$(2,977)	$(4,268)	$(11,965)

Net income (loss) per share attributable to common stockholders:
Basic:
Net income (loss)	$0.03	$(0.10)	$(0.05)	$(0.52)
Accretion to preferred stock	0.00	(0.10)	(0.11)	(0.30)

Net income (loss) per share attributable to common stockholders:	$0.03	$(0.20)	$(0.16)	$(0.82)

Diluted:
Net income (loss)	$0.02	$(0.10)	$(0.05)	$(0.52)
Accretion to preferred stock	0.00	(0.10)	(0.11)	(0.30)

Net income (loss) per share attributable to common stockholders:	$0.02	$(0.20)	$(0.16)	$(0.82)

Shares used in per share calculations:
Basic	57,434	14,690	26,419	14,538
Diluted	63,804	14,690	26,419	14,538
See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended
	October 31, 2007	October 31, 2006
Cash flows from operating activities
Net loss	$(1,415)	$(7,517)
Adjustments to reconcile net loss to net cash provided by/(used in), operating activities
Depreciation	2,353	1,933
Stock based compensation expense	3,118	518
Change in carrying value of preferred stock warrant liability	257	—
Noncash interest expense related to issuance of warrants	183	—
Changes in assets and liabilities
Accounts receivable	9,006	(9,863)
Inventory	(9,843)	(8,061)
Other assets	(3,695)	(678)
Accounts payable	(9,143)	3,978
Accrued expenses	633	1,153
Deferred revenue	21,706	12,106

Net cash provided by/(used in), operating activities	13,160	(6,431)

Cash flows from investing activities
Purchase of investments	(90,644)	—
Sales and maturities of investments	6,175	—
Purchases of property and equipment	(750)	(1,260)

Net cash used in investing activities	(85,219)	(1,260)

Cash flows from financing activities
Proceeds from note payable	8,000	5,000
Repayment of note payable	(14,639)	(960)
Proceeds from issuance of common stock, net	113,443	57

Net cash provided by financing activities	106,804	4,097

Net increase (decrease) in cash and cash equivalents	34,745	(3,594)
Effect of exchange rate changes on cash and cash equivalents	(1,140)	(290)
Cash and cash equivalents, beginning of period	5,018	14,663

Cash and cash equivalents, end of period	$38,623	$10,779

Supplemental disclosure of cash flow information
Cash paid for interest	$782	$467
Cash paid for taxes	$221	$—
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
     The condensed balance sheet at January 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of October 31, 2007 and for the three and nine months ended October 31, 2007 and 2006 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Due to a reclassification of cash equivalents, the Company adjusted the balance presented for cash and cash equivalents and other comprehensive income (loss) at October 31, 2007 in this Quarterly Report on Form 10-Q from the balance presented in the Company’s press release dated November 28, 2007. The cash and cash equivalents balance decreased from $38,701 to $38,623. Other comprehensive income (loss) increased from ($1,116) to ($1,194). These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended January 31, 2007 included in the Company’s Registration Statement on Form S-1, File Number 333-141522 on file with the SEC.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of October 31, 2007 and results of operations and cash flows for the periods ended October 31, 2007 and October 31, 2006 have been made. The results of operations and cash flows for the three and nine months ended October 31, 2007 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2008.
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
Cash, Cash Equivalents and Restricted Cash
     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds of major financial institutions. Accordingly, the Company’s investments are subject to minimal credit and market risk. At October 31, 2007 and January 31, 2007, cash equivalents were comprised of money market funds and investments, totaling $32.9 million and $0.3 million, respectively. These cash equivalents are carried at cost, which approximates fair value. Restricted cash represents the amount of cash equivalents required to be maintained by the Company under a letter of credit to comply with the requirements of an office space lease agreement. The letter of credit totaled $0.4 million at October 31, 2007 and January 31, 2007.
Investments

     The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. The determination of the appropriate classification by the Company is based on a variety of factors, including management’s intent at the time of purchase.

     Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At October 31, 2007, the Company had no investments which were classified as held-to-maturity.

     Available-for-sale securities are those securities which the Company views as available for use in current operations. Accordingly, the Company has classified all of its available-for-sale securities as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized.
     Trading securities are those securities which are bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Trading securities are stated at fair value with their unrealized gains and losses included in current earnings.  At October 31, 2007, the Company had no investments which were classified as trading.

     The fair value of the Company’s investments is determined from quoted market prices. Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company periodically employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding the Company’s marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; overall market conditions and trends; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, the Company will record a write-down in its Statement of Operations and a new cost basis in the security is established. There were no unrealized losses in the Company’s investments which were deemed to be other than temporary in the three and nine months ended October 31, 2007. Realized gains and losses are determined on the specific identification method and are included in interest income in the Statements of Operations. Interest income is accrued as earned.
Derivatives

     The Company applies Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

     Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. The Company enters into derivative transactions, specifically foreign currency forward contracts, to manage the Company’s exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily in British Pounds, Australian Dollars and Japanese Yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. The Company does not enter into or hold derivatives for trading or speculative purposes. Generally, the Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. Net realized and unrealized (if any outstanding) gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.  As of October 31, 2007 and 2006, the Company had no outstanding forward contracts.
Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” (“SFAS No. 52”). The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains for the nine months ended October 31, 2007 and October 31, 2006 were each $0.6 million, and recorded as other income (expense), net in the consolidated statements of operations.
Concentration of Credit Risk
     The Company maintains its cash in bank deposit accounts, and investments in brokerage accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. At October 31, 2007, three customers accounted for 22%, 15% and 13% of total accounts receivable. At January 31, 2007, three customers accounted for 21%, 15% and 11% of total accounts receivable. One customer accounted for 14% of revenue for the nine months ended October 31, 2007, while one customer accounted for 10% of revenue for the nine months ended October 31, 2006.
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
     Net Income (Loss) Per Share
     The Company computes basic net income (loss) per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. Net income (loss) attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations because to do so would be anti-dilutive for all periods presented.
     The components of the net income (loss) per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Net income (loss) attributable to common stockholders	$1,586	$(2,977)	$(4,268)	$(11,965)
Weighted average shares used to compute net income (loss) per share:
Basic	57,434	14,690	26,419	14,538
Dilutive warrants to purchase common stock	243	—	—	—
Dilutive options to purchase common stock	6,127	—	—	—

Diluted	63,804	14,690	26,419	14,538

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.20)	$(0.16)	$(0.82)

Diluted	$0.02	$(0.20)	$(0.16)	$(0.82)

     The following convertible preferred stock, warrants to purchase convertible preferred stock, and options and warrants to purchase common stock have been excluded from the computation of diluted net income (loss) per share for the periods in which a loss was incurred as they would be anti-dilutive. For the three months ended October 31, 2007, the Company has excluded 661,000 stock options from the diluted net income per share calculation as the inclusion of these options would be anti-dilutive. The Company has excluded the convertible preferred stock from the basic earnings per share calculation as the preferred stockholders did not have a contractual obligation to share in the losses of the Company. Upon the closing of the Company’s initial public offering, outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase common stock. These conversions occurred near the end of the period ended July 31, 2007 and did not have a significant impact on the number of weighted average shares outstanding for the three and nine months ending October 31, 2007.

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Convertible preferred stock upon conversion to common stock	—	38,774,847	—	38,774,847
Warrants to purchase convertible preferred stock	—	241,490	—	241,490
Warrants to purchase common stock	—	192,036	250,036	192,036
Options to purchase common stock	661,000	7,406,923	9,325,596	7,406,923
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
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and adjustments to shareholders’ equity for foreign currency translation adjustments and net unrealized gains or losses from investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income consists of foreign exchange gains and losses and net unrealized gains or losses from investments.
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Net income (loss)	$1,586	$(1,494)	$(1,415)	$(7,517)
Other comprehensive income (loss):
Foreign currency adjustment	$(405)	$(49)	$(921)	$(266)
Unrealized gain from investments	$11	$—	$11	$—

Total accumulated comprehensive income (loss)	$1,192	$(1,543)	$(2,325)	$(7,783)

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
     3. Investments

          At October 31, 2007, a portion of the Company’s investments consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper, and auction rate securities which were classified as available-for-sale investments. The Company’s investments in auction rate securities, which consisted of both corporate and municipal issuers, are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 36 days, and, despite the long-term nature of their stated contractual maturities, the Company expects to have the ability to quickly liquidate these securities.
          The following is a summary of the Company’s available-for-sale securities (in thousands):

	October 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities
Due in one year or less	$2,491	$3	$(11)	2,483
Due in greater than one year	5,925	3	(40)	5,888
U.S. treasury and government agency securities
Due in one year or less	1,018	—	(19)	999
Due in greater than one year	—	—	—	—
Commercial paper
Due in one year or less	14,710	75	—	14,785
Due in greater than one year	—	—	—	—
Auction rate securities
Due in one year or less	—	—	—	—
Due in greater than one year	60,325	—	—	60,325

	$84,469	$81	$(70)	$84,480

At October 31, 2007, the Company had six investments in an unrealized loss position.
          The following is a summary of the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	October 31, 2007
	Less than 12 Months		12 Months or greater		Total
	Fair	Unrealized		Unrealized	Fair	Unrealized
	Value	Losses	Fair Value	Losses	Value	Losses
Corporate debt securities	$4,409	$(51)	$—	$—	$4,409	$(51)
US treasury and government agency securities	999	(19)	—	—	999	(19)

	$5,408	$(70)	$—	$—	$5,408	$(70)

          Due to normal market fluctuations, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2007.
4. Initial Public Offering
          On July 24, 2007, the Company closed its initial public offering of 10,350,000 shares of common stock at an offering price of $12.00 per share, raising proceeds of approximately $112.9 million, net of underwriting discounts and expenses.
          At the close of the initial public offering, the Company’s outstanding shares of convertible redeemable preferred stock were automatically converted into 38,802,036 shares of common stock and warrants to purchase convertible, redeemable preferred stock were converted into warrants to purchase 58,000 shares of common stock.

5. Change in Accounting Principle
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
          The Company adopted FSP 150-5 as of August 1, 2005 and recorded an expense of $0.2 million for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date. There was no change in fair value between the adoption date and January 31, 2006. In the year ended January 31, 2007, the Company recorded $0.2 million of additional expense to reflect the increase in fair value of the warrants between February 1, 2006 and January 31, 2007. In the nine months ended October 31, 2007, the Company recorded $0.3 million of additional expense to reflect the increase in fair value between February 1, 2007 and the exercise of the warrant or conversion to a common stock warrant.
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
6. Inventory
Inventory consists of the following (in thousands):

	October 31,	January 31,
	2007	2007
Raw materials	$2,337	$2,032
Finished goods	31,322	24,207

	$33,659	$26,239

7. Property and Equipment
Property and equipment consists of the following (in thousands):

	October 31,	January 31,
	2007	2007
Engineering test equipment	$10,245	$7,822
Computer equipment and software	3,788	3,194
Furniture and fixtures	198	60
Leasehold improvements	266	266

	14,497	11,342
Less: accumulated depreciation and amortization	9,446	7,114

	$5,051	$4,228

Depreciation expense for the three months ended October 31, 2007 and 2006 was $0.9 million and $0.6 million, respectively. Depreciation expense for the nine months ended October 31, 2007 and 2006 was $2.4 million and $1.9 million, respectively. During the nine months ended October 31, 2007, $2.4 million of inventory was reclassified to fixed assets representing a non cash increase in property and equipment.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	October 31,	January 31,
	2007	2007
Sales commissions	$1,288	$2,456
Warranty costs	1,011	1,093
Vacation	1,389	1,048
Bonus	1,701	834
Inventory items	332	132
Other	3,665	3,115

	$9,386	$8,678

9. Lines of Credit
          In June 2005, the Company entered into a credit line agreement with an outside party. Under this agreement, the Company was able to borrow up to $8.0 million. The Company was required to make interest only payments on any amounts borrowed through June 2006 and was then required to make 36 equal consecutive monthly installments of principal and interest through June 2009. The Company had borrowed the full $8.0 million as of June 30, 2006. Interest rates were fixed for the term of the loan at the time of each advance and were 10%, 10.75%, 11.75% and 12%. The loan was secured by all assets of the Company, excluding intellectual property. All borrowings under this credit line were repaid in full in July 2007. In addition, in conjunction with the line of credit, the Company issued warrants to purchase 125,490 shares of Series D preferred stock at a price of $2.55 per share. These warrants were exercised in July 2007. As the line was no longer outstanding, the remaining debt discount and premium were recorded as interest expense during the three months ended July 31,2007.
          In January 2007, the Company entered into a revolving credit line agreement with an outside party. Under this agreement, the Company can borrow up to $15.0 million. Borrowings under the line are due and payable on the maturity date of January 31, 2008. The interest on this revolving credit line is a floating rate of 1% below the prime rate. Interest is payable monthly. This revolving line of credit agreement contains a financial covenant that provides that the Company must achieve certain minimum revenue targets for each of the six succeeding fiscal quarters ending on April 30, 2008. The Company was in compliance with this covenant as of January 31, 2007 and October 31, 2007. The loan is secured by all assets of the Company, excluding intellectual property. This agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions result in a short-term classification of the line of credit in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The Company borrowed $4.0 million in April 2007 and $4.0 million in May 2007 under the revolving line of credit. The Company repaid the outstanding balance under the revolving line of credit of $8.0 million in July 2007, and as a result had $15.0 million available to borrow under this revolving credit facility.
10. Warrants for Preferred Stock
          In conjunction with obtaining and drawing down on lines of credit, the Company issued warrants to purchase 80,000 shares of Series A convertible redeemable preferred stock and 36,000 shares of Series B convertible redeemable preferred stock. Upon the closing of the initial public offering, these warrants converted into warrants to purchase 58,000 shares of common stock. As discussed in Note 5, in August 2005, in accordance with FSP 150-5, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Upon the closing of the initial public offering, the preferred stock warrant liability was reclassified to additional paid-in capital and is no longer required to be adjusted at each reporting period.

          In conjunction with obtaining and drawing down on a line of credit, the Company issued warrants to purchase 125,490 shares of Series D convertible redeemable preferred stock. These warrants were exercised in July 2007 prior to the closing date of the initial public offering during July 2007.
          As discussed in Note 5, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Upon exercise of the warrants, the liability was adjusted to the intrinsic value plus cash consideration and reclassified as preferred stock in the mezzanine section of the balance sheet. As discussed in Note 9, the line of credit is no longer outstanding, therefore, the remaining debt premium and debt discounts which were recorded at the issuance of the warrants have been recorded as interest expense during the second quarter of fiscal 2008.
11. Stockholders’ Equity
     Common Stock
          On July 24, 2007, the Company closed its initial public offering of 10,350,000 shares of common stock at an offering price of $12.00 per share generating proceeds of approximately $112.9 million, net of underwriting discounts and expenses.
          At the close of the initial public offering, the Company’s outstanding shares of convertible redeemable preferred stock were automatically converted into 38,802,036 shares of common stock and outstanding warrants to purchase convertible redeemable preferred stock were converted into warrants to purchase 58,000 shares of common stock.
     Restricted Stock Agreements
          The Company has entered into restricted stock agreements with certain employees. The agreements provide that, in the event these individuals are no longer employed by the Company, the Company has the right to repurchase any or all unvested shares of common stock covered by the agreements at the original per share purchase price. Shares subject to restriction typically vest over a four-year period. In accordance with the provisions of Emerging Issues Task Force (EITF) 00-23, “Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” certain unvested restricted stock grants issued after March 21, 2002 are recognized as liabilities. These related unvested restricted shares are only accounted for as outstanding when certain repurchase restrictions lapse. At January 31, 2007 and October 31, 2007, 38,750 and 0 shares, respectively are subject to these provisions and, accordingly, $23,750 and $0 are presented as a liability at January 31, 2007 and October 31, 2007, respectively.
     Options and Warrants for Common Stock
          During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 5,893 shares of common stock to a consultant in consideration for services rendered. The warrant is fully exercisable, has an exercise price of $0.002 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at October 31, 2007.
          During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 157,143 shares of common stock to a consultant in consideration for services. The warrant is fully vested, has an exercise price of $0.002 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at October 31, 2007.
          During the fiscal year ended January 31, 2002, the Company issued a warrant to purchase 5,000 shares of common stock to a consultant. The warrant is fully vested, has an exercise price of $0.10 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at October 31, 2007.

          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The option was exercised during the nine months ended October 31, 2007.
          During the fiscal year ended January 31, 2002, the Company issued a warrant to purchase 12,000 shares of common stock to a consultant. The warrant is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at October 31, 2007.
          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at October 31, 2007.
          During the fiscal year ended January 31, 2003, the Company issued a warrant to purchase 12,000 shares of common stock to a consultant. The warrant is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at October 31, 2007.
          During the fiscal year ended January 31, 2004, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at October 31, 2007.
          During the fiscal year ended January 31, 2005, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $1.00 per share and expires ten years from the date of grant. The option was exercised during the nine months ended October 31, 2007.
          During the fiscal year ended January 31, 2006, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vests over two years, has an exercise price of $1.00 per share and expires ten years from the date of grant. The fully vested option remains unexercised at October 31, 2007.
          Since inception, the Company has issued non-qualified options and warrants to purchase 267,036 shares of common stock; and, upon the effective date of the initial public offering, warrants to purchase convertible, redeemable preferred stock converted into warrants to purchase 58,000 shares of common stock at a weighted average exercise price of $1.48. During the three and nine months ended October 31, 2007, non-qualified options to purchase common stock were exercised for 0 and 10,000 shares, respectively. At October 31, 2007, non-qualified options and warrants for 265,036 shares of common stock remain outstanding.
12. Stock Option Plans
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
          The amounts included in the consolidated statements of operations for the three and nine months ended October 31, 2007 and 2006 relating to share-based expense are as follows (in thousands):

	Three Months Ended October 31,
	2007	2006
Cost of products	$26	$3
Cost of services	31	6
Sales and marketing	362	63
Research and development	332	34
General and administrative	515	195

	$1,266	$301

	Nine Months Ended October 31,
	2007	2006
Cost of products	$71	$9
Cost of services	84	10
Sales and marketing	868	132
Research and development	657	86
General and administrative	1,401	281

	$3,081	$518

          The following table summarizes the Company’s stock option activity for the nine months ended October 31, 2007:

			Weighted	Weighted
	Shares	Number of	Average	Average	Aggregate
	Available for	Options	Exercise	Contractual	Intrinsic
	Grant	Oustanding	Price	Term (Years)	Value
Balance at January 31, 2007	4,102,795	7,672,483	$1.610
Additional Shares Authorized	113,073	—	—
Granted	(2,718,748)	2,718,748	8.392
Exercised	—	(746,567)	0.734
Forfeited, cancelled or expired (1)	301,880	(319,068)	2.218

Balances, October 31, 2007	1,799,000	9,325,596	$3.637	8.0 Years	$94.3 Million
Options exercisable at October 31, 2007	—	3,497,762	$1.096	6.9 Years	$44.3 Million

(1)	Options cancelled under the 2000 plan after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. Subsequent to July 24, 2007, options for 17,188 shares granted under the 2000 plan have been cancelled.
          The fair value of each option granted during the three and nine months ended October 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Stock Options	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	48.5%	77.5%	71.5%	79.9%
Risk-free interest rate	4.3%	4.9%	4.6%	4.8%
Expected life (in years)	5.0	6.5	6.4	6.5
Weighted-average fair value at grant date	$6.02	$1.82	$4.01	$1.85

At October 31, 2007, unrecognized compensation expense related to non-vested stock options was $19.6 million, which is expected to be recognized over weighted average period of 4.1years.
13. Income Taxes
          The Company recorded a provision for income taxes of $0.3 million and $0.8 million for the three and nine months ended October 31, 2007, respectively. Although the Company recorded a net loss for the nine months ended October 31, 2007, due to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries the Company recorded a provision for this period. As a result, the Company’s calculated effective income tax rate for the nine months ended October 31, 2007 was (147.4%). The Company’s effective income tax rate was 14.9% for the three months ended October 31, 2007. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.
          The Company recorded no income tax expense for the three and nine months ended October 31, 2006, respectively.
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
          The Company has an unrecognized tax benefit of approximately $250,000 which did not change significantly during the three months ended October 31, 2007. The application of FIN No. 48 would have resulted in a decrease in retained earnings of $250,000 during the nine months ended October 31, 2007, except that the decrease was fully offset by the application of a valuation allowance.
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
          The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at January 31, 2007 and at October 31, 2007, and has not recognized interest or penalties in the statement of operations for the nine months ended October 31, 2007.
          The major domestic tax jurisdictions that remain subject to examination are: U.S. Federal — 2004-2006 and U.S. states — 2004-2006. The Company is no longer subject to examination by the U.S. Internal Revenue Service (“IRS”) for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. There are currently no state audits in progress. Within limited exceptions, the Company is no longer subject to state or local examinations for years prior to 2004, however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period. The major international tax jurisdictions that remain subject to examination are: UK — 2004-2006, Japan — 2006 and Australia — 2005-2006.
14. Commitments and Contingencies

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
     Warranty
          The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 8) in the accompanying balance sheets.
          Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Balance at beginning of period	$930	$645	$1,093	$690
Provision	515	511	1,445	1,156
Warranty usage *	(434)	(195)	(1,527)	(885)

Balance at end of period	$1,011	$961	$1,011	$961

*	Warranty usage includes expiration of product warranty
15. Industry Segment, Geographic Information and Significant Customers
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
          Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
North America	$27,834	$19,465	$69,610	$43,846
International	5,584	3,706	17,550	9,107

Total	$33,418	$23,171	$87,160	$52,953

          The following table summarizes the Company’s total assets, by geographic location (in thousands):

	October 31,	January 31,
	2007	2007
North America	$181,647	$56,179
International	8,921	13,020

Total	$190,568	$69,199

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended January 31, 2007 included in the final prospectus for our initial public offering dated July 18, 2007, filed with the Securities and Exchange Commission, or SEC, on July 19, 2007. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. The forward-looking statements in this Report on Form 10-Q represent our views as of the date of this Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.
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
Revenue
          We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the nine months ended October 31, 2007 and 2006, U.S. customers accounted for approximately 78% and 81% of our revenue, respectively.
          Product Revenue. The significant majority of our revenue is generated through the sale of our NPS appliances, primarily to companies in the following vertical industries: telecommunications, e-business, retail, financial services, analytic service providers, government and healthcare. Since we began shipping our products in fiscal 2004, our product revenue has grown from $13.0 million in fiscal 2004 to $30.9 million in fiscal 2005, $45.5 million in fiscal 2006, $64.6 million in fiscal 2007 and $70.8 million in the nine months ended October 31, 2007. As we have grown we have reduced our dependency on our largest customers, with no customer accounting for more than 10% of our total revenue in fiscal 2007. However, for the nine months ended October 31, 2007, one customer did account for more than 10% of our revenue. Our future revenue growth will depend in significant part upon further sales of our NPS appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch”, high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.
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
          Services Revenue. We sell product maintenance services to our customers. In addition, we offer installation, training and professional services to our customers. The percentage of our total revenue derived from support services was 14% in fiscal 2005, 15% in fiscal 2006 and 19% in each of fiscal 2007 and the nine months ended October 31, 2007. We anticipate that maintenance services will continue to be purchased by new and existing customers and that services revenue will continue to be between 18% and 20% of our total revenue.
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
          Cost of services revenue consists primarily of salaries and employee benefits for our support staff and worldwide installation and technical account management teams and amounts paid to third parties to provide on-site hardware service.
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
Operating Expenses
          Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew to 254 employees at October 31, 2007 from 140 employees at January 31, 2005. We expect to continue to hire significant numbers of new employees to support our anticipated growth.
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
General and Administrative Expenses
          General and administrative expenses consist primarily of salaries and employee benefits, allocated facilities expenses and fees for professional services such as legal, accounting and compliance. We expect general and administrative expenses to increase in total dollars and to increase slightly as a percentage of revenue in fiscal 2008 as we invest in infrastructure to support continued growth and incur additional expenses at an annual rate of approximately $1.0 million related to being a publicly traded company, including additional accounting and legal fees, costs of compliance with securities and other regulations, investor relation expenses and higher insurance premiums, including premiums related to director and officer insurance.
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
          There have been no material changes in our critical accounting policies since January 31, 2007. For further information please see the discussion of critical accounting policies included in the ‘s registration statement on Form S-1, file number 333-141522 on file with the SEC.
Results of Operations
     Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006
     Revenue

          Total revenue increased $10.2 million, or 44%, to $33.4 million in the three months ended October 31, 2007 from $23.2 million in the three months ended October 31, 2006. Total revenue related to new customer sales represented 52% of total revenue in the three months ended October 31, 2007 as compared to 47% in the three months ended October 31, 2006, while repeat business from the installed customer base represented 48% of total revenue in the three months ended October 31, 2007 as compared to 53% in the three months ended October 31, 2006.
          Product revenue increased $7.9 million, or 41%, to $27.3 million in the three months ended October 31, 2007 from $19.4 million in the three months ended October 31, 2006. This increase was based on increased sales volume due primarily to sales to new customers, as the number of new customers increased to 18 in the three months ended October 31, 2007 from 9 new customers in the three months ended October 31, 2006. Product revenue from these new customers totaled $17.0 million in the three months ended October 31, 2007 as compared to $10.5 million during the three months ended October 31, 2006. The growth in customers was primarily driven by an increase in the size of our sales force and the increased experience and productivity of sales representatives hired within the last year. Our international sales force accounted for $4.2 million of product revenue during the three months ended October 31, 2007 as compared to $3.2 million during the three months ended October 31, 2006. The number of sales and marketing employees increased to 98 at October 31, 2007 from 82 at October 31, 2006. Our enhanced visibility and reputation in our industry, as our base of referencable customers has grown, was also an important factor in generating additional sales.
          Services revenue increased $2.3 million, or 60%, to $6.1 million in the three months ended October 31, 2007 from $3.8 million in the three months ended October 31, 2006. This increase was a result of increased product sales and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and, during this period, substantially all of our customers renewed their maintenance and support agreements.
     Gross Margin
          Total gross margin increased $6.5 million to $20.1 million for the three months ended October 31, 2007 from $13.6 million in the three months ended October 31, 2006. As a percentage of revenue, gross margin increased to 60% for the three months ended October 31, 2007 from 59% for the three months ended October 31, 2006.
          Product gross margin increased $4.8 million to $16.0 million, or 58% of product revenue for the three months ended October 31, 2007 from $11.2 million, or 58% or product revenue, in the three months ended October 31, 2006.
          Services gross margin increased $1.7 million to $4.1 million, or 68% of services revenue for the three months ended October 31, 2007 from $2.4 million, or 62% of services revenue, for the three months ended October 31, 2006. The percentage increase was a result of our services revenue growth of 60% while services headcount grew 36% from 25 to 34, between October 31, 2006 and October 31, 2007.
     Sales and Marketing Expenses
          Sales and marketing expenses increased $1.8 million, or 20%, to $11.1 million in the three months ended October 31, 2007 from $9.3 million in the three months ended October 31, 2006. As a result of total revenue increasing by 44% for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006, sales and marketing expenses as a percentage of total revenue decreased to 33% for the three months ended October 31, 2007 from 40% for the three months ended October 31, 2006. The number of sales and marketing employees increased to 98 at October 31, 2007 from 82 at October 31, 2006 in order to expand our salesforce to provide better geographic distribution and market penetration. The increase in sales and marketing expenses was primarily caused by increases of $0.9 million in salaries and employee benefits, $0.5 million in sales commissions, $0.3 million in stock-based compensation expense, $0.3 million in sales travel, $0.2 million in internal sales management and training meetings, and $0.2 million in additional sales office rent and office costs to support the continued geographic expansion of the sales force. Partially offsetting these increases were decreases of $0.3 million in partner referral fees, and a decrease of $0.2 million in sales and marketing promotions and programs.
     Research and Development Expenses
          Research and development expenses increased $1.0 million, or 22%, to $5.7 million for the three months ended October 31, 2007 from $4.7 million for the three months ended October 31, 2006. As a result of total revenue increasing by 44% for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006, research and development expenses as a percentage of total revenue decreased to 17% for the three months ended October 31, 2007 from 20% for the three months ended October 31, 2006. The number of research and development employees increased to 90 at October 31, 2007 from 82 at October 31, 2006 in order to provide additional development resources for new product enhancements. The offshore development team from our contract engineering firm increased to 56 people at October 31, 2007 from 52 people at October 31, 2006 in order to take advantage of the cost efficiencies associated with offshore research and development resources. The increase in research and development expenses was primarily caused by increases of $0.4 million in salaries and benefits, $0.3 million in depreciation expense, $0.3 million in stock-based compensation expense, and $0.2 million in prototype expense. Partially offsetting these increases was a net decrease in consulting costs of $0.3 million, which was the result of consultants costs incurred in the three months ended October 31, 2006 for a short term project, where no such costs were incurred during the three months ended October 31, 2007.
     General and Administrative Expenses
          General and administrative expenses increased $1.6 million, or 134%, to $2.7 million for the three months ended October 31, 2007 from $1.1 million in the three months ended October 31, 2006. As a percentage of revenue, general and administrative expenses increased to 8% for the three months ended October 31, 2007, from 5% for the three months ended October 31, 2006. The number of general and administrative employees increased to 22 at October 31, 2007 from 17 at October 31, 2006. The increase in general and administrative expenses was primarily caused by increases of $0.8 million in audit, tax, legal, insurance and consulting, all which increased as a result of being a public company, $0.3 million in computer supplies and software, $0.3 million in stock-based compensation expense, and $0.2 million in salaries and benefits.
     Interest Income (Expense), Net
     We recorded $1.2 million of interest income, net for the three months ended October 31, 2007 as compared to $0.1 million of interest expense, net for the three months ended October 31, 2006. This change was primarily due to an increase of $1.1 million in interest income resulting from the investment of proceeds from the initial public offering, and a reduction of $0.2 million of interest expense in conjunction with repayment of our note payable with proceeds from the initial public offering. The components of interest income, net for the three months ended October 31, 2007 were interest income of $1.2 million, and interest expense of approximately $2,000. The components of interest expense, net for the three months ended October 31, 2006 were interest expense of $0.2 million and interest income of $0.1 million.
     Other Income (Expense), Net
     We incurred other income, net of approximately $29,000 for the three months ended October 31, 2007 as compared to $0.1 million for the three months ended October 31, 2006. The components of other income, net, for the three months ended October 31, 2007 and 2006 are gains on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries, primarily the United Kingdom and Australia.
     Provision for Income Taxes
     We recorded a provision for income taxes of $0.3 million for the three months ended October 31, 2007, an effective tax rate of 14.9%, as compared to $0 in the three months ended October 31, 2006. This provision was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.

Nine Months Ended October 31, 2007 Compared to Nine Months Ended October 31, 2006
     Revenue
     Total revenue increased $34.2 million, or 65%, to $87.2 million for the nine months ended October 31, 2007 from $53.0 million for the nine months ended October 31, 2006. Total revenue related to new customer sales represented 55% of total revenue in the nine months ended October 31, 2007 as compared to 59% in the nine months ended October 31, 2006, while repeat business from the installed customer base represented 45% of total revenue in the nine months ended October 31, 2007 as compared to 41% in the nine months ended October 31, 2006.
     Product revenue increased $28.2 million, or 66%, to $70.8 million for the nine months ended October 31, 2007 from $42.6 million for the nine months ended October 31, 2006. This increase was based on increased sales volume due primarily to sales to new customers, as the number of customers increased by 40 during the nine months ended October 31, 2007 to 127. During the nine months ended October 31, 2006, 28 new customers were added, bringing the total customers to 74 as of October 31, 2006. This growth in customers was primarily driven by our introduction of a dedicated sales force outside of the United States and an increase in the size and productivity of our sales force in the United States. The number of sales and marketing employees increased to 98 at October 31, 2007 from 82 at October 31, 2006. In addition, we opened four new sales offices during this period, of which two were located outside of the United States. As a result, our international product revenue increased $7.1 million, or 96% to $14.5 million for the nine months ended October 31, 2007 from $7.4 million for the nine months ended October 31, 2006. In addition, our North American product revenue increased $21.1 million, or 60% to $56.3 million for the nine months ended October 31, 2007 from $35.2 million for the nine months ended October 31, 2006. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was also an important factor in generating additional sales
     Services revenue increased $6.0 million, or 58%, to $16.3 million for the nine months ended October 31, 2007 from $10.3 million for the nine months ended October 31, 2006. This increase was a result of increased product sales, especially outside of the United States, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services, and during this period, substantially all of our customers renewed their maintenance and support agreements.
     Gross Margin
     Total gross margin increased $21.1 million to $52.4 million for the nine months ended October 31, 2007 from $31.3 million for the nine months ended October 31, 2006. As a percentage of revenues, gross margin increased to 60% for the nine month ended October 31, 2007 from 59% for the nine months ended October 31, 2006.
     Product gross margin increased $16.7 million to $41.6 million, or 59% of product revenue for the nine months ended October 31, 2007 from $24.9 million, or 58% or product revenue for the nine months ended October 31, 2006.
     Services gross margin increased $4.4 million to $10.8 million, or 66% of services revenue for the nine months ended October 31, 2007 from $6.4 million, or 62% of services revenue for the nine months ended October 31, 2006. The percentage increase was a result of our services revenue growth of 58% while services headcount only grew 36% from 25 to 34, between October 31, 2006 and October 31, 2007.
     Sales and Marketing Expenses
     Sales and marketing expenses increased $7.9 million, or 34%, to $30.8 million for the nine months ended October 31, 2007 from $22.9 million for the nine months ended October 31, 2006. As a result of total revenue increasing by 65% for the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006, sales and marketing expenses as a percentage of total revenue decreased to 35% for the nine months ended

October 31, 2007 from 43% for the nine months ended October 31, 2006. The number of sales and marketing employees increased to 98 at October 31, 2007 from 82 at October 31, 2006, in order to expand our sales force to provide better geographic distribution and market penetration. The increase in sales and marketing expenses was primarily caused by increases of $2.9 million in salaries and employee benefits, $2.6 million in sales commissions, $0.7 million in stock-based compensation expense, $0.6 million in sales travel, $0.5 million in sales office rent and office costs to support the continued geographic expansion of the sales force, $0.2 million in partner referral fees $0.2 million in sales and marketing promotions and programs. and $0.2 million in shipping costs.
     Research and Development Expenses
     Research and development expenses increased $3.5 million, or 27%, to $16.7 million for the nine months ended October 31, 2007 from $13.2 million for the nine months ended October 31, 2006. As a result of total revenue increasing by 65% for the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006, research and development expenses as a percentage of total revenue decreased to 19% for the nine months ended October 31, 2007 from 25% for the nine months ended October 31, 2006. The number of research and development employees increased to 90 at October 31, 2007 from 82 at October 31, 2006 in order to provide additional development resources for new product enhancements. The offshore development team from our contract engineering firm increased to 56 people at October 31, 2007 from 52 people at October 31, 2006 in order to take advantage of the cost efficiencies associated with offshore research and development resources. The increase in research and development expenses was primarily caused by increases of $1.5 million in salaries, benefits and offshore consulting costs, $0.6 million in stock-based compensation expense, $0.5 million in prototype expense, $0.5 million in recruiting fees for new hires, higher allocated facilities expenses, computer supplies and travel expenses and $0.4 million in depreciation expense.
     General and Administrative Expenses
     General and administrative expenses increased $3.2 million, or 98%, to $6.4 million for the nine months ended October 31, 2007 from $3.2 million for the nine months ended October 31, 2006. As a percentage of revenue, general and administrative expenses increased to 7% for the nine months ended October 31, 2007, from 6% for the nine months ended October 31, 2006. The number of general and administrative employees increased to 22 at October 31, 2007 from 17 at October 31, 2006. The increase in general and administrative expenses was primarily caused by increases of $1.1 million in audit, tax, legal, insurance and consulting, all of which increased as a result of being a public company, $1.1 million in stock-based compensation expense and $0.8 million in salaries and benefits.
     Interest Income (Expense), Net
     We recorded $0.7 million of interest income, net for the nine months ended October 31, 2007 as compared to $0.1 million of interest expense, net for the nine months ended October 31, 2006. This change was primarily due to an increase of $1.1 million in interest income resulting from the investment of proceeds from the initial public offering, and a reduction of $0.2 million of interest expense as a result of the repayment of our note payable with proceeds from the initial public offering. The components of interest income, net for the nine months ended October 31, 2007 were interest income of $1.4 million, and interest expense of $0.7 million. The components of interest expense, net for the nine months ended October 31, 2006 were interest expense of $0.5 million, and interest income of $0.4 million.
     Other Income (Expense), Net
     We incurred other income, net of $0.2 million for the nine months ended October 31, 2007 as compared to $0.6 million for the nine months ended October 31, 2006. The components of other income, net, for the nine months ended October 31, 2007 were $0.6 million of gains on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries, partially offset by $0.3 million expense from the mark-to-market adjustments on preferred stock warrants and $0.1 million of early payoff fees charged on our debt payoff. The repayment of our outstanding lines of credit was identified as a projected use of a portion of the proceeds from our initial public offering, included in the final prospectus for our initial public offering dated July 18, 2007, filed with the Securities and Exchange Commission, or SEC, on July 19, 2007.
     Provision for Income Taxes
     We recorded a provision for income taxes of $0.8 million for the nine months ended October 31, 2007 as compared to $0 for the nine months ended October 31, 2006. This provision was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.
Liquidity and Capital Resources
     As of October 31, 2007, our principal sources of liquidity were cash and cash equivalents of $38.6 million, short-term investments of $84.5 million and accounts receivable of $23.2 million.
     Since our inception, we have funded our operations using a combination of issuances of convertible preferred stock, which has provided us with aggregate net proceeds of $73.3 million, cash collections from customers and a term loan credit facility and a revolving credit facility with Silicon Valley Bank. In July 2007, we raised $112.9 million of proceeds, net of underwriting discounts and expenses, in our initial public offering. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities.
     Cash Provided By/Used In Operating Activities
     Net cash provided by operating activities was $13.2 million for the nine months ended October 31, 2007 as compared to $6.4 million of net cash used in operating activities for the nine months ended October 31, 2006. Net cash provided by operating activities for the nine months ended October 31, 2007 primarily consisted of a decrease in accounts receivable of $9.0 million due primarily to the receipt of customer payments in the nine months ended October 31, 2007, and an increase in deferred revenues of $21.7 million. In addition, in the nine months ended October 31, 2007, we had depreciation expense of $2.4 million, stock-based compensation of $3.1 million and a preferred stock warrant liability adjustment and non-cash interest expense of $0.4 million, each of which are non-cash expenses. These sources of net cash were partially offset by a net decrease in accounts payable and accrued expenses of $8.5 million, $9.8 million used to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, a net loss of $1.4 million, and an increase in other assets of $3.7 million. Net cash used in operating activities for the nine months ended October 31, 2006 primarily consisted of a net loss of $7.5 million, an increase in accounts receivable of $9.9 million, an increase in inventory of $8.1 million, and an increase in other assets of $0.7 million. These uses of net cash were partially offset by a net increase in deferred revenues of $12.1 million, and a net increase in accounts payable and accrued expenses of $5.1 million. In addition in the nine months ended October 31, 2006, we had depreciation expense of $1.9 million and stock-based compensation of $0.5 million, both of which are non-cash expenses.
     Cash Used in Investing Activities
     Net cash used in investing activities was $85.2 million for the nine months ended October 31, 2007, comprised primarily of $90.6 million used to purchase our short-term investments, and $0.8 million of capital expenditures. These uses of cash were partially offset by $6.2 million of sales and maturities of our short-term investments. Net cash used in investing activities was $1.3 million for the nine months ended October 31, 2006, comprised of capital expenditures.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $106.8 million for the nine months ended October 31, 2007 primarily consisting of $113.4 million of proceeds from issuance of common stock, which includes proceeds from our initial public offering of approximately $112.9 million, net of underwriting discounts and expenses, and $8.0 million of borrowings under our debt facilities, partially offset by the repayment of $14.6 million under our debt facilities. Net cash provided by financing activities was $4.1 million for the nine months ended October 31, 2006, primarily consisting of $5.0 million of borrowings under our debt facilities and approximately $57,000 from the issuance of common stock pursuant to the exercise of options under the 2000 Stock Incentive Plan partially offset by the repayment of $1.0 million under our debt facilities.
     Working Capital Facilities
     On January 31, 2007, we obtained a revolving line of credit with Silicon Valley Bank under which we can borrow up to $15.0 million. Our interest rate under this revolving credit facility is 1% below the prime rate. Borrowings are secured by substantially all of our assets other than our intellectual property. All outstanding debt will become payable on January 30, 2008. As of October 31, 2007, we had no outstanding balance under this revolving credit facility and $15.0 million available to borrow.
     Contractual Obligations
     The following is a summary of our contractual obligations as of October 31, 2007:

	Payments Due In
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	1,013	1,000	13	—	—
Purchase obligations(1)	13,385	13,385	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.
          We believe that our cash and cash equivalents of $38.6 million, short-term investments of $84.5 million, and accounts receivable of $23.2 million at October 31, 2007, together with any cash flow from our operations, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future working capital requirements will depend on many factors, including the rate of revenue growth, our introduction of new products or enhancements, our expansion of sales and marketing and product development activities. However, to the extent that our cash and cash equivalents, our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Foreign Currency Risk
Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of October 31, 2007, we had $3.9 million of cash in foreign accounts. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of October 31, 2007 and 2006, we had no outstanding forward contracts.
     Interest Rate Risk
     We had a cash, cash equivalents and investments balance of $123.1 million at October 31, 2007, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.
Item 4. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of losses, and we may not maintain profitability in the future.
     We were profitable in the three month period ended October 31, 2007. We had not been profitable in any prior fiscal period. We experienced a net loss of $14.0 million in fiscal 2006, $8.0 million in fiscal 2007 and $1.4 million in the first nine months of fiscal 2008. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Additionally, as a public company, we expect to incur legal, accounting and other expenses that are substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
     Our company has only been in existence since August 2000. We first began shipping products in February 2003 and much of our growth has occurred in the past two fiscal years. Our limited operating history and the nascent state of the data warehouse market in which we operate makes it difficult to evaluate our current business and our future prospects. As a result, we cannot be certain that we will sustain our growth or maintain profitability. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly-evolving industries. These risks include the need to:
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
          Our revenue is derived exclusively from sales and service of the NPS product family, and we expect that this product family will account for substantially all of our revenue for the foreseeable future. If the data warehouse market declines or the Netezza Performance Server fails to maintain or achieve greater market acceptance, we will not be able to grow our revenues sufficiently to maintain profitability.
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
     Currently, our most significant competition includes companies which typically sell several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services. These competitors are often leaders in many of these segments including EMC, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and Teradata. In addition, a large number of fast growing companies have recently entered the market, many of them selling integrated appliance offerings similar to our products. Additionally, as the benefits of an appliance solution have become evident in the marketplace, many of our larger competitors have also begun to bundle their products into appliance-like offerings that more directly compete with our products. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally-developed systems. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.
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
     Between January 31, 2005 and October 31, 2007, the number of our employees increased from 140 to 254 and our installed base of customers grew from 15 to 127. In addition, during that time period our number of office locations has increased from 3 to 14. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
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
     In fiscal 2007, we derived approximately 24% of our revenue from customers based outside the United States and for the first nine months of fiscal 2008, we derived approximately 22% of our revenue from customers based outside the United States, and we currently have sales personnel in six different foreign countries. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
     Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct salesforce. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the first nine months of fiscal 2007, we derived approximately 19% of our revenue from our indirect sales channel and during the first nine months of fiscal 2008, we derived approximately 15% of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct salesforce. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
     Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 19% of our revenue in both fiscal 2007 and the first nine months of fiscal 2008). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
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
     We believe that our current balance of cash, cash equivalents and investments, together with borrowings available under our bank line of credit will be sufficient to fund our projected operating requirements, including anticipated capital expenditures, for at least the next 12 months. We may need to raise additional funds subsequent to that or sooner if we are presented with unforeseen circumstances or opportunities in order to, among other things:
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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being a public company and eventually being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules concerning internal control over financial reporting, which will in the future require annual management assessments, and an audit by our independent registered public accounting firm, of the effectiveness of our internal control over financial reporting. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. Moreover, these changes may not be effective in maintaining the adequacy or effectiveness of our internal controls. Any failure to maintain effective internal controls, or a consequent inability to produce accurate financial statements on a timely basis in accordance with SEC and NYSE Arca rules, which we are subject to as a public company, could increase our operating costs, materially impair our ability to operate our business, result in SEC investigations and penalties and lead to the delisting of our common stock from NYSE Arca. The resulting damage to our reputation in the marketplace and our financial credibility could significantly impair our sales and marketing efforts with customers. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
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
     None.
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
     We raised a total of $124.2 million in gross proceeds from the initial public offering, or approximately $112.9 million in net proceeds after deducting underwriting discounts and commissions of $8.7 million and other estimated offering costs of approximately $2.6 million. We have used $14.6 million of the net proceeds to repay all of our outstanding debt and interest. We have invested the remaining balance in cash and cash equivalents, primarily money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netezza Corporation (Registrant)
Date: December 14, 2007
By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)