Form 10-K
period 2008-01-31
NETEZZA CORP
filed 2008-04-18
CIK 1132484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33445

Netezza Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3527320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
200 Crossing Boulevard Framingham, Massachusetts	01702 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(508) 665-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2007, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $277.7 million based on a total of 18,210,049 shares of common stock held by nonaffiliates and on a closing price of $15.25 per share on such date for the common stock as reported on NYSE Arca.

As of April 15, 2008, 57,921,523 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 2008. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

NETEZZA CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2008

PART 1

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements are only predictions. We have described in the “Risk Factors” section in this Annual Report on Form 10-K the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or other similar words.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

INFORMATION

Netezza makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Netezza will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), portions of which are incorporated herein by reference. Document requests are available by calling or writing to:

Netezza — Shareholder Relations
200 Crossing Boulevard
Framingham, MA 01701
Phone: 508-665-4623
Website: www.netezza.com

Following May 27, 2008, written document requests should be directed to our new corporate headquarters:

Netezza — Shareholder Relations
26 Forest Street
Marlborough, MA 01752

ITEM 1.	BUSINESS

Company Overview

Netezza Corporation (“we”, “us”, “Netezza”, or the “Company”) is a leading provider of data warehouse appliances. Our product, the Netezza Performance Server, or NPS, integrates database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The results of these queries and analyses, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. As more information is recorded and communicated electronically, the amount of data generated and the potential utility of the business intelligence that can be extracted from this data is increasing significantly. We designed our NPS data warehouse appliance specifically for analysis of terabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems. Our NPS appliance performs faster, deeper and more iterative analyses on larger amounts of detailed data, giving our customers greater insight into trends and anomalies in their businesses, thereby enabling better strategic decision-making.

Unlike traditional data warehouse systems, which patch together general-purpose database, server and storage platforms that were not originally designed for analytical processing of large amounts of constantly changing data, our NPS appliance is purpose-built to deliver:

•	Fast data query response times through our proprietary Intelligent Query Streaming technology.

•	Massive scalability through our proprietary Asymmetric Massively Parallel Processing, or AMPP, architecture.

•	Simplicity of installation, operation and administration.

•	Cost effectiveness through the use of industry-standard server and storage components packaged in a single unified solution.

Our products integrate easily through open, industry-standard interfaces with leading data access and analytics, data integration and data protection tools to enable quick and accurate business intelligence. Our customers have reported faster query performance, lower costs of ownership and improved analytic productivity as a result of using our products.

We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. From our inception through January 31, 2008, we have sold over 300 of our data warehouse appliances worldwide to 142 data-intensive customers. Our customers span multiple vertical industries and include data-intensive companies and government agencies.

We were incorporated in Delaware on August 18, 2000 as Intelligent Data Engines, Inc. and changed our name to Netezza Corporation in November 2000. Our corporate headquarters are located at 200 Crossing Boulevard, Framingham, Massachusetts 01702, and our telephone number is (508) 665-6800. Our website address is www.netezza.com. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Financial information regarding our reporting segment is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our fiscal year ends January 31. When we refer to a particular year, we are referring to the fiscal year ended January 31 of that year. For example, fiscal 2008 refers to the fiscal year ended January 31, 2008.

Industry Background

Proliferation of Data

Data is one of the most valued assets within an organization. The amount of data that is being generated and kept for availability and analysis by organizations is exploding. The timely and comprehensive analysis of this vast amount of data is vital to organizations in a variety of vertical industries, including:

•	Telecommunications. The telecommunications industry is characterized by intense competition and customer attrition, or “churn.” Targeted marketing opportunities and the rapid response to behavior trends are paramount to the success of telecommunications service providers in retaining existing customers and attracting new customers. Customer relationship management, or CRM, analyses need to be constantly and quickly performed, to enable service providers to market to at-risk customers before they churn, offer new products and services to those most likely to buy, and identify and manage key customer relationships. Other key analytical needs of telecommunications service providers include call data record analysis for revenue assurance, billing and least-cost routing, fraud detection and network management.

•	E-Business. For online businesses, the process of collecting, analyzing and reporting data about page visits, otherwise known as click stream analysis, is required for constant monitoring of website performance and customer pattern changes. In addition to needing to address the operational and customer relationship challenges faced by traditional retailers, e-businesses must also analyze hundreds of millions or even billions of click stream data records to track and respond to customer behavior patterns in real time. Additionally, with online advertising becoming a major revenue generator, many e-businesses and their advertisers need to understand who is looking at the advertisements and their actions as a result of viewing the advertisements. Fast analysis of online activity can enable better cross-selling of products, prevent customers from abandoning shopping carts or leaving the web site, and mitigate click stream fraud.

•	Retail. With thousands of products and millions of customers, many retailers need sophisticated systems to track, manage and optimize customer and supplier relationships. Targeted marketing programs often require the analysis of millions of customer transactions. To prevent supply shortages large retailers must integrate and analyze customer transaction data, vendor delivery schedules and RFID supply chain data. Other useful analyses for retail companies include “market basket” analysis of the items customers buy in a given shopping session, customer loyalty programs for frequent buyers, overstock/understock and supply chain optimization.

•	Financial Services. Financial services institutions generate terabytes of data related to millions of client purchases, banking transactions and contacts with marketing, sales and customer service across multiple channels. This data contains crucial business information on client preferences and buying behavior, and can reveal insights that enable stronger customer relationship management and increase the lifetime value of the customer. In addition, risk management and portfolio management applications require analysis of vast amounts of rapidly changing data for fraud prevention and loan analysis. With extensive compliance and regulatory requirements, financial institutions are required to retain an ever-increasing amount of data and need to make this data available for detailed reporting on a periodic basis.

•	Analytic Service Providers. The primary purpose of these companies is providing business intelligence support to enterprises on an outsourced basis. Analytic service providers serving many industries, including retail, telecommunications, healthcare and others, provide clients with domain expertise in database-driven marketing and customer segmentation. Since their clients are looking for faster turn-arounds for more sophisticated reports on continuously increasing amounts of data, these companies require solutions that will scale better with lower cost of ownership to meet their clients’ service-level agreements, while improving their own profitability.

•	Government. As some of the largest creators and consumers of data, government agencies around the world need to access, analyze and share vast amounts of up-to-date data quickly and efficiently. These agencies face a broad range of challenges, including identifying terrorist threats and reducing fraud, waste and abuse. Iterative analysis on many terabytes of data with high performance is crucial for achieving these missions.

•	Healthcare. Healthcare providers seek to analyze terabytes of operational and patient care data to measure drug effectiveness and interactions, improve quality of care and streamline operations through more cost-effective services. Pharmaceutical companies rely on data analysis to speed new drug development and increase marketing effectiveness. In the future, these companies plan to incorporate large amounts of genomic data into their analyses in order to tailor drugs for more personalized medicine.

The significant growth of enterprise data is fueling a need for additional storage and other information technology infrastructure to maintain and manage it. These technology needs are being further driven by a steady decline in data storage prices, which makes storing large data sets more economical.

As the volume of data continues to grow, enterprises have recognized the value in analyzing such data to significantly improve their operations and competitive position. They have also realized that frequent analysis of data at a more detailed level is more meaningful than periodic analysis of sampled data. In addition, companies are making analytic capabilities more widely available to a broad range of users across the enterprise for both strategic and tactical decision-making. These factors have driven the demand for the data warehouses that provide the critical framework for data-driven enterprise decision-making by way of business intelligence.

Growing Role of the Data Warehouse

A data warehouse consists of three main elements — database, server, and storage — and interacts with external systems to acquire and retain raw data, receive query instructions and provide analytical results. The data warehouse acts as a data repository for the enterprise, aggregating information from many departments, and more importantly, enables analytics through the querying of the data to deliver specific information used to monitor, measure and manage business performance and to drive future business decisions. The goal of a data warehouse is to enable a business to better understand its customers’ behavior patterns, competitive position, and internal efficiency and productivity.

The need for more robust, yet cost-effective, data warehouse solutions across multiple industries is being accelerated by the following:

Growth in Users of Business Intelligence.  The need for detailed analytics is becoming more mainstream throughout the enterprise as well as in the “extended enterprise,” which includes suppliers, partners and customers. As the number of users accessing the data warehouse increases, and the queries being processed include a broader mix of strategic and tactical analyses, demand for data warehouse solutions multiplies. This is a change from prior years when business intelligence analysis within an organization was primarily performed by a small number of analysts and IT professionals.

Increasing Number and Sophistication of Data Queries.  As enterprises continue to recognize the utility of the analyses data warehouses enable, the quantity and sophistication of data queries continue to increase. In addition to traditional reporting and analysis on historical data for past patterns, companies increasingly want to leverage their data to predict future patterns and behavior. Without more powerful data warehouse performance to meet this demand, significant data latency problems can ensue. A data warehouse solution can contain several billion rows of data within its resident database causing even one sophisticated data query to take as long as several hours to several weeks to perform using some traditional data warehouse systems.

Need for Real-time Data Availability.  As data continues to proliferate, increasing load times are continually shrinking the time windows for querying warehoused data. As a growing number of users from business units across the enterprise analyze data for tactical, operational decisions, many organizations need to have their data warehouses available for query and analysis at all times even as fresh data is being constantly loaded. This creates increasing requirements for simultaneous load and query performance.

Limitations of Traditional Data Warehouse Systems

Many traditional data warehouse systems were initially designed to aggregate and analyze smaller quantities of data, using general-purpose database, server and storage platforms patched together as a data warehouse system. Such patchwork architectures are often used by default to store and analyze data, despite the fact that they are not optimized to handle terabytes of constantly growing and changing data and as a result, they are not as effective in handling the in-depth analyses that large businesses are now requiring of their data warehouse systems. The increasing number of users accessing the data warehouse and the sophistication of the queries employed by these users is making the strain of using these legacy systems even more challenging for many organizations.

We believe traditional data warehouse systems do not fully address the key requirements of today’s business intelligence environments and the needs of customers for the following reasons:

Inefficient Execution of Complex and Ad Hoc Queries.  Most traditional systems read data from storage, bring it across an input/output, or I/O, interface and load it into memory for processing. This approach is extremely inefficient for processing millions or even billions of rows of data in order to execute complex queries or “ad hoc” queries, which are queries created to obtain information as the need arises, often as other queries are reviewed. The result is significant delays in data movement and query processing, which can slow response times to many hours or even days. This delay often eliminates any potential benefit of the query results as conclusions are reached too late to be actionable.

Difficult and Costly Procurement Process.  Most traditional data warehouse systems require multiple product and service contracts from several suppliers. The customer must manage the procurement of costly servers, storage, cabling, database and operating systems software licenses, systems management tools, and installation and integration services. This “a la carte” approach results in higher costs and a lack of accountability from suppliers due to their tendency to blame each other when issues arise and need to be remedied. Additionally, these disparate products are often not easily integrated with other business intelligence applications or other hardware or software products that a customer may incorporate into its data warehouse, resulting in additional hardware, implementation, training, maintenance and support costs.

Complex Infrastructure Installation and Deployment.  A traditional data warehouse is a complex environment that must be assembled and configured on site. Installation can take weeks, requiring assembly, testing, debugging and fine-tuning of system parameters. Traditional data warehouse systems depend on elaborate tuning and data manipulation to generate the performance required by the user. Data loads into the system need to be balanced, indexes created, and disk partitions and logical volumes defined. The entire process can take from weeks to several months, typically requiring extensive professional services engagements.

Slow Response to Changing Business Needs.  As the data warehouse grows and queries and analyses increase in volume and complexity, the tuning and configuration needs of the data warehouse solution further increase, creating ongoing costs in hardware, software and services for the user. In addition, business requirements are constantly changing and the data warehouse needs to evolve to meet these changing requirements. Most traditional data warehouses have customized data models that define the structure and relationships of the data; therefore, when data formats or query requirements change, these solutions require extensive reconfiguration and tuning, resulting in delays and extra personnel costs.

Costly Ongoing Administration and Maintenance.  Managing a traditional data warehouse system is a complex and time-intensive task. Dedicated database administrators are required to monitor and maintain the system. Often, separate administrative teams are dedicated to distinct solution components such as database, server, and storage platforms. Additionally, many traditional systems come with separate management programs for each component, lowering the efficacy of the management of the overall data warehouse.

Inefficient Power, Cooling and Footprint Requirements.  As data warehouses grow dramatically with the proliferation of data, the costs of space, power and cooling are becoming serious concerns in data center management. Because traditional systems are often a patchwork of general-purpose components, significant footprint size and energy consumption issues arise, at odds with ongoing efforts of many businesses to centralize and shrink data center square footage and increase energy efficiency.

Limited Scalability.  Most traditional systems have a difficult time increasing capacity to meet increased user demand and the growing amounts of stored data due to their architectures and technology. In these instances, the I/O limitations become particularly acute. In addition, there are difficulties associated with procurement, installation and integration of additional capacity with existing infrastructure. As a result, significant time and effort must be dedicated to retune the system to reflect the new parameters. In most cases, it is impossible to achieve linear scalability, which means that performance will not scale at the same rate as data growth or system capacity.

As a consequence of these limitations, the rapid growth of enterprise data, and the growing need to utilize this data to address business requirements, we believe there is a significant market opportunity for a purpose-built data warehouse solution that is optimized for efficiently analyzing vast amounts of business-critical data to enable actionable business intelligence.

Our Solution

Our NPS appliance is designed specifically to enable high-performance business intelligence solutions at a low total cost of ownership. It tightly couples database, server, and storage platforms in a compact, efficient unit that integrates easily through open, industry-standard interfaces with leading business intelligence, data access and analytics, data integration and data protection tools. As a result, the NPS appliance enables our customers to load, access and query data faster, more easily and cost-effectively than with traditional systems.

This approach, combined with our innovative product architecture, provides the following significant benefits to our customers:

Superior Performance.  We believe our systems provide industry-leading performance. With the NPS appliance, many complex and ad hoc queries on terabytes of information are reduced from days or hours to minutes or seconds, as disk access speed becomes the primary limiting factor rather than I/O and network constraints. Our customers have reported response times for complex and ad hoc queries that are often 10 to 100 times faster, and in some instances 500 times faster than those of traditional data warehouse systems. This improved performance enables our customers to analyze their data more comprehensively, more iteratively and in a more timely way, so they can make faster and better decisions.

Easy and Cost-Effective Procurement.  Our NPS appliance combines database, server, and storage platforms in a single scalable device using open standards and commodity components, to deliver a significant cost advantage compared with the products of our competitors. In addition, since our NPS appliance provides these technologies in a single product, customers can purchase their data warehouse appliance from one vendor as opposed to from multiple vendors, streamlining the procurement process.

Quick and Easy Infrastructure Installation and Deployment.  NPS appliances are factory-configured and tested, enabling our customers to install our systems typically in less than two days. With all processors and storage in the same cabinet and all components integrated, configured and tested as a purpose-built data warehouse appliance, there is no custom installation and configuration required, unlike traditional solutions. In addition to faster installation, the NPS appliance enables customers to deploy large, multi-terabyte data warehouse environments much more rapidly than with traditional systems. Data is loaded quickly and easily from source systems, and existing tools and software for business intelligence, data access and analytics, data integration and data protection all integrate in a straightforward way through standard interfaces. This enables our customers to deploy and launch their data warehousing initiatives faster than is possible with traditional systems, with minimal need for professional services or customization.

Rapid Adaptation to Changing Business Needs.  Our NPS appliance does not require the tuning, data indexing or most of the maintenance and configuration tasks required by traditional systems. As a result, the NPS appliance is flexible with regard to the layout and structure of data models, so as new data is added and models are updated, the NPS appliance can accommodate changes easily without requiring additional administrative effort.

Minimal Ongoing Administration and Maintenance.  As a self-regulated and self-monitored data warehouse appliance, our systems typically require less than a single administrator to manage. There are no obscure Netezza-specific commands that need to be learned by administrators, and the NPS appliance integrates a single interface for the management and operation of the entire data warehouse. The management and administration requirements of our systems remain limited even as the data and system capacity grow significantly in size.

Small Footprint, and Low Power and Cooling Requirements.  The NPS appliance is a compact, tightly integrated appliance that requires a significantly smaller data center “footprint” than traditional solutions. Because we build our systems specifically for data warehousing, we are able to more effectively integrate components in a less dense, rack-enabled solution consuming significantly less power and generating less heat than the solutions of our competitors.

High Degree of Scalability.  Our systems scale effectively with additional users or more sophisticated queries, as the limiting factor becomes disk access speed rather than shared I/O and network constraints. Because storage and processing are tightly coupled into a modular unit, as data scales, so does processing power without diminution of performance. Additionally, with no need for tuning or indexing, more users can be supported and additional capacity added very quickly and easily. The NPS appliance is priced to allow customers to “pay as they grow,” adding incremental capacity at a low cost per terabyte.

Our Products

The NPS family of appliances currently consists of two main product lines:

The 10000 Series is our core performance line, with current data capacity ranging from less than one terabyte of data up to 100 terabytes. This is the primary product line from which we derive the substantial majority of our revenue. The 10000 Series currently consists of six product models (10050, 10100, 10200, 10400, 10600 and 10800). The various models have different price points and support varying amounts of data capacity. The prices range from several hundred thousand dollars up to several million dollars. Our on-demand pricing allows our customers to add capacity in terabyte increments based on their data growth.

The 5000 Series, which currently consists of one product model, has available data capacity of up to three terabytes, with prices ranging from less than $200,000 to $250,000. This product is sized and priced for our mid-market and smaller customers and does not need to be deployed in a data center, which offers more flexibility to these customers. Many of our customers purchase the 5000 Series as a development system to enable them to design and test new applications and queries prior to deploying a 10000 Series production system.

NPS Product Performance Scalability

	Smallest	Largest
	Configuration	Configuration
	(NPS 5200)	(NPS 10800)

Snippet Processing Units (SPUs)	28	896
User Data Capacity (Terabytes)	3	100
Data Scan Rate (Terabytes/hour)	6	190

Product Partnerships and Alliances.  Through a network of partnerships and alliances, we provide our customers with integrated, high-quality solutions to meet their growing business intelligence requirements. Our appliances provide high-performance infrastructure technology as part of a larger “bundle” of software and hardware used by our customers to load and integrate data, perform analyses on their data and protect their data. We have developed partnerships and alliances with major software partners in the areas of business intelligence, data access and analytics, data integration and data protection, which have certified that our appliances integrate easily with their software solutions. We are working to create closer integration of our products with certain of these partners for even simpler customer deployments and administration.

Technology and Architecture

The architecture of the NPS appliance is based upon two guiding principles:

•	Moving processing intelligence to a record stream adjacent to storage significantly enhances performance and scalability. Our approach allows us to perform database operations in a “streaming” fashion. This patent-pending Netezza innovation is called Intelligent Query Streaming technology. The approach of traditional solutions requires data from storage to be moved through many stages before database operations can be performed.

•	Performance and scalability goals can be met using elements of both symmetric multi-processing, or SMP, and massively parallel processing, or MPP, applying each method where it is best suited to meet the specific needs of analytic applications operating on terabytes of data. We believe our architectural approach, which we refer to as AMPP, provides significant improvements in performance and scalability as compared to traditional data warehouse systems. We have several patents pending surrounding our AMPP architecture.

By applying these two principles in an integrated architecture, we believe we have achieved significant improvement in the performance, scalability and manageability of data warehouse systems.

Our AMPP architecture is a two-tiered system designed to quickly handle very large queries from multiple users:

•	The first tier is a high-performance Linux SMP host that compiles data query tasks received from business intelligence applications, and generates query execution plans. It then divides a query into a sequence of sub-tasks, or snippets that can be executed in parallel, and distributes the snippets to the second tier for execution.

•	The second tier consists of dozens to many hundreds of snippet processing units, or SPUs, operating in parallel. Each SPU is an intelligent query processing and storage node, and consists of a commodity processor, dedicated memory, a disk drive and a field programmable gate array, or FPGA, acting as a disk controller with hard-wired logic to manage data flows.

With our approach, the pathways used by traditional architectures to deliver data to the host are streamlined and shortened. Because the query is initially screened at the disk drive level in the NPS appliance, there is far less reliance on CPUs, data modeling or bandwidth for performance. This results in a significant competitive advantage over traditional systems, which often require shared connections over which large amounts of data must travel prior to any analysis, and which rely primarily on incremental gains in general-computing processing power that cannot overcome I/O constraints.

Customers

We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. As of January 31, 2008, we had 142 customers and had sold over 300 of our data warehouse appliances. Our customers span multiple vertical industries and include data-intensive companies and government agencies.

Our customers use our data warehouse appliances to analyze terabytes of customer and operational data faster, more comprehensively and affordably than they had been able to do with the traditional systems that we replaced. They report faster query performance, the ability to perform previously impossible queries, lower costs of ownership, and improvements in analytical productivity as a result of using our products.

AOL accounted for 10% of our total revenue in fiscal 2008; no customer accounted for greater than 10% of our total revenue in fiscal 2007 and Acxiom accounted for 10% of our total revenue in fiscal 2006.

Service and Support

We offer our customers service and support for the deployment and ongoing use of NPS appliances. We focus primarily on maintenance, although we offer training and consulting services on a limited basis as well. We believe the overall simplicity of our appliances limits the need for extensive training, customization and deployment services or ongoing consulting. Unlike vendors offering traditional systems, we do not depend on service offerings for revenue growth opportunities and, as a result, our interests in providing easy-to-use products are clearly aligned with those of our customers.

We provide our customers with support priced as a percentage of license sales. Our support strategy includes highly-trained support staff located in our Framingham, Massachusetts headquarters, and worldwide installation and technical account management teams. We have invested in help desk, FAQ, trouble-ticketing and online forum infrastructure to enable our customers to log product and support issues, and to share best practices with each other. Our on-site hardware service is performed through hardware service relationships that we have with Hewlett-Packard and its affiliates and Unisys and its affiliates.

We offer training services to our customers in administration and usage of our NPS appliances through three-day sessions as well as shorter sessions on-site and in our Framingham, Massachusetts headquarters. In addition, we plan to offer limited consulting services, in particular where the customers do not have the on-site staff required for their data warehouse projects and the projects are too small to justify systems integration partner services. These bundled services are provided by our technical account managers assigned to help customers with specific installation, integration and administration projects.

Our customers report high levels of satisfaction with our support and we believe our “high-touch” approach is an important aspect of our growth and success, driving repeat business through further product purchases and upgrades. We plan to continue to invest in the growth and training of our support staff and infrastructure as we continue to grow.

Where additional professional services are requested by the customer for application development and customization, these services are provided through our network of systems integration and consulting partners worldwide. Our partners provide expertise in business intelligence, data warehousing and related areas to our customers. We believe the combined expertise and technology of us and our partners provide significant value to our joint customers, without the channel conflict that is typical of traditional data warehouse vendors and third-party services firms.

Sales and Marketing

We have established a worldwide sales and distribution network to sell data warehouse appliances to large global enterprises, mid-market companies and government agencies, both directly through our salesforce and indirectly via distribution partners. Our direct salesforce consists of paired teams of account executives and systems engineers who work closely together throughout the sales cycle. These teams are primarily organized geographically and are focused on strategic account targets. In addition, we have built two sales groups that focus solely on the retail/consumer packaged goods vertical industry and federal government, respectively.

In addition to our direct selling efforts, we continue to develop reseller partnerships, which we believe will enable us to reach a broader range of customers worldwide. Our reseller partners sell to global enterprises as well as to mid-market customers. We are particularly reliant on these relationships in the Asia-Pacific region. We plan to continue to invest in building and supporting our reseller distribution channel in order to increase overall sales as well as the percentage of our revenues through this channel.

In addition to our traditional reseller partners, many of our systems integrator partners have in certain circumstances acted as distribution partners. We also work closely with a number of analytic service providers who provide hosted analytic and data warehousing services as a bundled solution to their customers. These partners continue to be an important part of our channel selling and we plan to expand our relationships with existing and new partners.

We conduct a broad range of marketing activities to promote market awareness of our products, generate product demand, accelerate sales and demonstrate our thought leadership. These include trade shows, field marketing events, public relations, analyst relations, user conferences, webinars and other activities. In addition, we are actively engaged with existing customers in marketing activities to build a community of NPS users worldwide who can promote the benefits of our products from first-hand experience.

We have been recognized by industry analysts for our development of data warehouse appliances, and our company, technology and management team have garnered numerous industry awards and recognition for our innovation and vision.

Research and Development

Our research and development organization is responsible for designing, developing and testing our products and for integrating our appliances with partner solutions. Our product development approach utilizes a multi-disciplinary team of professionals with experience in a broad range of areas, including databases, networking, microcode, firmware, performance measurement, application programming interfaces, optimization techniques and user interface design. In addition to our internal research and development staff, we have contracted with

Persistent Systems, located in Pune, India, to employ a dedicated team of engineers focused on quality assurance and product integration engineering. Research and development expenses were $23.9 million, $18.0 million and $16.7 million in fiscal 2008, 2007 and 2006, respectively. We plan to continue to invest in all areas of research and development to maintain our price/performance leadership and to continue to innovate in software, hardware and firmware design. We are also investing in an advanced development team that is engaged in prototyping technologies that enable new market applications for our products, leveraging our core product advantages.

Manufacturing

Our NPS appliance integrates several commodity hardware components including CPUs, disk drives, servers, network switches and memory. Our manufacturing strategy is to manage the supply chain, manufacturing process, test process, finished goods inventory and logistics using third-party expertise and resources, using a highly-leveraged outsourced manufacturing model.

We work closely with several suppliers to select components based on price/performance, reliability, and power and cooling characteristics. Our operations and engineering personnel work directly with these suppliers on technology roadmap and supply chain issues. We update our hardware platform roughly every 18 months, taking advantage of our suppliers’ advances and new market offerings. Our advanced manufacturing team, located in our Framingham, Massachusetts headquarters, works closely with hardware engineering to review the hardware product roadmap and to plan short- and longer-term materials acquisition strategies, in addition to testing new components for manufacturability and reliability. We rely on a limited number of suppliers for several key components utilized in the assembly of our products, including disk drives and microprocessors. Although in many cases we use standard components for our products, some of these components may only be purchased or may only be available from a single supplier. In addition, we maintain relatively low inventory and acquire components only as needed, and neither we nor our contract manufacturer enter into long-term supply contracts for these components and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided in a particular purchase order.

We partner with Sanmina, a global provider of electronics manufacturing services for the manufacture and delivery of our systems. Under the terms of our agreement with Sanmina, we commit to firm purchase orders based on our manufacturing requirements for a certain rolling period. In addition, we submit forecasts to Sanmina based on our requirements for an additional rolling future period, for which we are only responsible for the components purchased by Sanmina in reliance on our forecast. Our forecasts are rolled into our firm purchase orders as the manufacturing date approaches. Sanmina may accept or reject any purchase order we submit.

We have implemented a formal product development life cycle process that is based on Software Engineering Institute, or SEI, and ISO guidelines and principles. We plan to continue to improve our manufacturing and quality processes, and to drive down the manufacturing costs of our appliances through scaling and improvements in overall design, including the ongoing evaluation of component costs.

Competition

The data warehouse industry has traditionally been dominated by a small number of major providers. EMC, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and Teradata are our principal competitors in the data warehouse marketplace. Each of these companies provides several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services; however, they do not provide an integrated solution similar to ours. Many of our competitors have greater market presence, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing, distribution and other resources than we have. Moreover, many of our competitors have more extensive customer and partner relationships than we do, and may therefore be in a better position to identify and respond to market developments or changes in customer demands.

In addition to traditional data warehouse offerings, several new offerings and vendors have entered the market over the past few years. As the benefits of an appliance solution become evident in the marketplace, several of the large players, such as IBM and Teradata, have introduced “appliance-like” offerings that combine traditional database software integrated with lower-cost, commodity hardware including servers and storage. In addition, several smaller vendors have entered the market, offering open source or proprietary database software with commodity hardware. Furthermore, we expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally developed systems. The success of any of these sources of competition, alone or in combination with others, could seriously harm our business, operating results and financial condition.

Competition in the data warehouse industry is based primarily on performance; ease of deployment and administration; acquisition and operating costs; scalability; and power, cooling and footprint requirements. We believe we compete effectively based on all of these factors. Our NPS data warehouse appliance has demonstrated a performance advantage of 10 to 100 times greater query speed, a reduction of overall operations oversight and linear scalability in users and system capacity, while typically requiring less floor space, electric power and cooling capacity than the products provided by our major competitors. However, there can be no assurance that our products will continue to outperform those of our competitors or that our product advantages will always lead to customers choosing our products over those of our competitors.

Intellectual Property

Our success depends in part upon our ability to develop and protect our core technology and intellectual property. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. Our products are provided to customers pursuant to agreements that impose restrictions on use and disclosure. Our agreements with employees and contractors who participate in the development of our core technology and intellectual property include provisions that assign any intellectual property rights to us. In addition to the foregoing protections, we generally control access to our proprietary and confidential information through the use of internal and external controls.

As of January 31, 2008, we had 12 issued patents and 11 pending patent applications in the United States. These patents will expire on dates ranging from 2022 to 2024. We also had 14 European patent applications with the European Patent Office, which, if allowed, may be converted into issued patents in various European Contracting States. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. To the extent that a patent is issued, any such future patent may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing this patent. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, strategic concerns, economic considerations or other factors. We will continue to assess appropriate occasions to seek patent protection for aspects of our technology that we believe provide us a significant competitive advantage in the market. However, we believe that effective and timely product innovation is more important to the success of our business than the protection of our existing technology.

We have registered the following trademarks in the United States: Netezza, Netezza and design, Netezza Performance Server and NPS. We also have numerous trademarks registered and trademark applications pending in foreign jurisdictions including: the European Union, India, Australia, China, Japan, Canada, Argentina, Hong Kong, Korea, Norway, Poland, Singapore, Switzerland, Taiwan, Thailand, Turkey, Mexico and Brazil. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of 10 to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.

Despite our efforts to protect the intellectual property rights associated with our technology, unauthorized parties may still attempt to copy or otherwise obtain and use our technology. Moreover, it is difficult and expensive to monitor whether other parties are complying with patent and copyright laws and their confidentiality or other agreements with us, and to pursue legal remedies against parties suspected of breaching our intellectual property rights. In addition, we intend to expand our international operations where the laws do not protect our proprietary rights as fully as do the laws of the United States.

Third parties could claim that our products or technologies infringe their proprietary rights. Our industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Although we have not been involved in any litigation related to intellectual property rights of others, we have from time to time received letters from other parties alleging, or inquiring about, breaches of their intellectual property rights. We may in the future be sued for violations of other parties’ intellectual property rights, and the risk of such a lawsuit will likely increase as our size and market share expand and as the number of products and competitors in our market increase.

Employees

As of January 31, 2008, we had 276 employees worldwide, including 37 employees in service and support, 104 employees in sales and marketing, 101 employees in research and development, 11 employees in manufacturing and 23 employees in general administration. None of our employees is represented by a labor union, and we consider current employee relations to be good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before deciding whether to purchase shares of our common stock. Each of these risks could materially adversely affect our business, operating results and financial condition. As a result, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.

We have a history of losses, and we may not maintain profitability in the future.

We were profitable in each of the three month periods ended October 31, 2007 and January 31, 2008. We had net income of $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. We experienced a net loss of $14.0 million in fiscal 2006 and $8.0 million in fiscal 2007. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Additionally, as a public company, we expect to incur legal, accounting and other expenses that are substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.

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

Factors that may cause our operating results to fluctuate include:

•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter; for instance, four customers each accounted for greater than 5% of our total revenues during fiscal 2008 and our ten largest customers accounted for approximately 48% of our revenues in fiscal 2008;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to enhance our products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our salesforce;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which first became effective for us in fiscal 2007 and requires that employee stock-based compensation be measured based on fair value on grant date and treated as an expense that is reflected in our financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

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

To be competitive in the market, our products must interoperate with our customers’ information technology infrastructure, including software applications, network infrastructure and servers supplied by a variety of other vendors, many of whom are competitors of ours. Our products currently interoperate with a number of business intelligence and data-integration applications provided by vendors including IBM and Oracle, among others. When new or updated versions of these software applications are introduced, we must sometimes develop updated versions of our software that may require assistance from these vendors to ensure that our products effectively interoperate with these applications. If these vendors do not provide us with assistance on a timely basis, or decide not to work with us for competitive or other reasons, including due to consolidation with our competitors, we may be unable to ensure such interoperability. Additionally, our products interoperate with servers, network infrastructure and software applications predominantly through the use of data-access protocols. While many of these protocols are created and maintained by independent standards organizations, some of these protocols that exist today or that may be created in the future are, or could be, proprietary technology and therefore require licensing the proprietary protocol’s specifications from a third party or implementing the protocol without specifications. Our development efforts to provide interoperability with our customers’ information technology infrastructures require substantial capital investment and the devotion of substantial employee resources. We may not accomplish these development efforts quickly, cost-effectively or at all. If we fail for any reason to maintain interoperability, we may experience a weakening in demand for our products, which would adversely affect our business, operating results and financial condition.

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

The timing of our revenue is difficult to predict as we experience extended sales cycles, due in part to our need to educate our customers about our products and participate in extended product evaluations and the high purchase price of our products. In addition, product purchases are often subject to a variety of customer considerations that may extend the length of our sales cycle, including customers’ acceptance of our approach to data warehouse management and their willingness to replace their existing solutions and supplier relationships, timing of their budget cycles and approval processes, budget constraints, extended negotiations, and administrative, processing and other delays, including those due to general economic factors. As a result, our sales cycle extends to more than nine months in most cases, and it is difficult to predict when or if a sale to a potential customer will occur. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. In addition, the provision of evaluation units to customers may require significant investment in inventory in advance of sales of these units, which sales may not ultimately transpire.

If we are unsuccessful in closing sales after expending significant resources, or if we experience delays for any of the reasons discussed above, our future revenues and operating expenses may be materially adversely affected.

Our company is growing rapidly and we may be unable to manage our growth effectively.

Between January 31, 2005 and January 31, 2008, the number of our employees increased from 140 to 276 and our installed base of customers grew from 15 to 142. In addition, during that time period our number of office locations has increased from 3 to 13. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.

Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.

In fiscal 2008 and fiscal 2007, we derived approximately 3% and 5%, respectively, of our revenue from U.S. federal government agencies. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.

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

In fiscal 2008 and fiscal 2007, we derived approximately 20% and 24%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in six different foreign countries. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct salesforce. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In fiscal 2008 and fiscal 2007, we derived approximately 14% and 17%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct salesforce. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.

Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.

Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 19% of our revenue in both fiscal 2008 and fiscal 2007). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.

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

We believe that our current balance of cash, cash equivalents and investments, together with cash expected to be generated from operations, will be sufficient to fund our projected operating requirements, including anticipated capital expenditures, for the foreseeable future. However, we may need to raise additional funds if we are presented with unforeseen circumstances or opportunities in order to, among other things:

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

A substantial portion of our long-term marketable securities is invested in highly rated auction rate securities. Failures in these auctions may affect our liquidity.

A substantial percentage of our marketable securities portfolio is invested in highly rated securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 28 days, investors can sell or continue to hold the securities at par. During February, March and April 2008, due to current market conditions, the auction process for certain of our auction rate securities failed. Such failures resulted in the interest rates on these investments resetting to predetermined rates in accordance with their underlying loan agreements. These interest rates were in some instances, lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more issuers of the auction rate securities held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material.

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

In addition to our internal research and development staff, we have contracted with Persistent Systems Pvt. Ltd. located in Pune, India, to employ a dedicated team of over 60 engineers focused on quality assurance and product integration engineering. Persistent Systems can terminate our agreement for any reason upon 15 days’ notice. If we were required to change our contract engineering firm, including due to a termination of the agreement with Persistent Systems, we may experience delays, incur increased costs or otherwise damage our customer relationships. We cannot assure you that we will be able to establish an alternative contract engineering firm relationship on acceptable terms or at all.

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

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm audit our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending January 31, 2009. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form registration, action by the SEC, the suspension or delisting of our common stock from NYSE Arca and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Risks Related to our Common Stock

The trading price of our common stock is likely to be volatile.

The trading price of our common stock will be susceptible to fluctuations in the market due to numerous factors, many of which may be beyond our control, including:

•	changes in operating performance and stock market valuations of other technology companies generally or those that sell data warehouse solutions in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial guidance that we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	changes in financial estimates by securities analysts, our failure to meet such estimates, or failure of analysts to initiate or maintain coverage of our stock;

•	the public’s response to our press releases or other public announcements by us, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers or directors; and

•	other events or factors affecting the economy generally, including those resulting from political unrest, war, incidents of terrorism or responses to such events.

The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

Since the expiration of contractual lock-up agreements with most of our stockholders in January 2008, most of our stockholders have an opportunity to sell their common stock for the first time. Sales by our existing stockholders of a substantial number of shares of common stock in the public market, or the threat that substantial sales might occur, could cause the market price of the common stock to decrease significantly. These factors could also make it difficult for us to raise additional capital by selling our common stock.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on any research reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrade our stock or publish unfavorable reports about our business, our stock price would likely decline. In addition, if any securities or industry analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Provisions in our certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, may negatively impact the trading price of our common stock.

Provisions of our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause;”

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our by-laws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company by prohibiting stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us during a specified period unless certain approvals are obtained.

Insiders own a significant portion of our outstanding common stock and will therefore have substantial control over us and will be able to influence corporate matters.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 31% of our outstanding common stock. As a result, our executive officers, directors and their affiliates are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing another party from acquiring control over us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Framingham, Massachusetts. We currently occupy approximately 52,000 square feet of office space in the Framingham facility under the terms of an operating lease expiring in May 2008. In January 2008, we entered into an operating lease for our future headquarters location in Marlborough, Massachusetts which we plan to occupy in May 2008. The new lease is for approximately 59,000 square feet of office space and will expire in August 2015. We believe that the new facility will be adequate to meet our needs. We also have leased sales or support offices in various locations throughout the United States, as well as in Canada, the United Kingdom, Australia, Japan and Korea. We believe that suitable additional or alternative facilities will be available as needed on commercially reasonable terms. For information concerning our obligations under all operating leases, see Note 15 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has traded on NYSE Arca under the symbol “NZ” since our initial public offering on July 19, 2007. Prior to our initial public offering, there was no public market for our common stock. The following table presents the high and low closing per share prices of Netezza common stock on NYSE Arca during the fiscal quarters indicated.

	High	Low

Second fiscal quarter ended July 31, 2007 (from July 19, 2007)	$17.39	$15.00
Third fiscal quarter ended October, 31, 2007	$15.95	$11.25
Fourth fiscal quarter ended January 31, 2008	$14.81	$9.45

The last reported sale price for our common stock on NYSE Arca was $10.00 per share on April 15, 2008.

Stockholders

As of April 15, 2008, there were 134 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not expect to pay any cash dividends for the foreseeable future. We intend to use future earnings, if any, in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, recent and expected operating results, and current and anticipated cash needs.

Comparative Stock Performance Graph

The following graph compares the relative performance of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the period from July 19, 2007 (date of our initial public offering) through January 31, 2008.

COMPARISON OF CUMULATIVE TOTAL RETURN

Months Ending

	Base
	Period
Company/Index	7/19/07	7/31/07	8/31/07	9/30/07	10/31/07	11/30/07	12/31/07	1/31/08
Netezza Corporation	100	87.69	80.51	71.94	79.07	76.02	79.36	56.70
S&P 500 Index	100	93.70	95.11	98.66	100.23	96.04	95.38	89.66
S&P Information Technology Index	100	93.83	96.53	100.19	107.34	98.77	100.27	87.74

Recent Sales of Unregistered Securities

With the exception of the transactions described below, all sales of unregistered securities made by us during the fiscal year ended January 31, 2008 have been previously disclosed on our Quarterly Reports on Form 10-Q.

During the period from February 1, 2007 through April 30, 2007, we granted stock options to purchase an aggregate of 1,875,248 shares of common stock to our employees and directors under our 2000 Stock Incentive Plan at an exercise price of $6.70 per share and we issued 414,179 shares of common stock to employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $279,000. These issuances were undertaken in reliance upon the exemptions from registration provided by Rule 701 or Section 4(2) of the Securities Act of 1933, as amended, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

On July 20, 2007, prior to the closing of our initial public offering, we issued an aggregate of 54,378 shares of our Series D preferred stock upon the cashless exercise of outstanding warrants to purchase 125,490 shares of our Seried D preferred stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. On July 24, 2007, such shares of Series D preferred stock were automatically converted into 27,189 shares of our common stock in connection with the closing of our initial public offering.

On January 7, 2008, we issued 51,905 shares of our common stock upon the cashless exercise of warrants originally exercisable for 80,000 shares of our Series A preferred stock and 36,000 shares of our Series B preferred stock, respectively, which warrants had been converted to common stock warrants upon the closing of our initial public offering. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Public Offering of Common Stock

In July 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-141522), which was declared effective by the SEC on July 18, 2007, selling 10,350,000 shares of common stock at an offering price of $12.00 per share, raising proceeds of approximately $113.0 million, net of underwriting discounts and expenses. We used $14.6 million of the net proceeds to repay all of our outstanding debt and interest. During the quarter ended January 31, 2008, we used an additional $37.6 million of the net proceeds to fund our cost of goods sold and operating expenses. We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds, and corporate debt securities, U.S. treasury and government agency securities, commercial paper, and auction rate securities which we have classified as available-for-sale investments.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of this Annual Report on Form 10-K.

	Fiscal Year Ended January 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)

Summary of Operations:
Revenue	$126,686	$79,621	$53,851	$36,029	$13,633
Operating income (loss)	403	(8,251)	(14,034)	(3,134)	(9,807)
Income (loss) before cumulative effect of change in accounting principle and accretion to preferred stock	1,994	(7,975)	(13,807)	(3,014)	(9,952)
Accretion to preferred stock	(2,853)	(5,931)	(5,797)	(4,096)	(3,877)
Net loss attributable to common shareholders	(859)	(13,906)	(19,822)	(7,110)	(13,829)
Net loss per share attributable to common stockholders — basic and diluted	$(0.03)	$(1.90)	$(2.99)	$(1.17)	$(2.41)
Weighted average common shares outstanding — basic and diluted	33,988,696	7,319,231	6,635,274	6,077,538	5,735,952

	As of January 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Working capital	$92,501	$25,899	$20,329	$28,708	$19,387
Total assets	198,752	69,199	45,864	39,443	26,731
Long-term debt, less current portion	—	4,099	2,489	—	704
Convertible redeemable preferred stock	—	97,131	91,200	80,904	61,156
Total stockholders’ equity (deficit)	136,475	(81,123)	(67,932)	(49,110)	(41,977)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

We were founded in August 2000 to develop data warehouse appliances that enable real-time business intelligence. Our NPS appliance integrates database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The results of these queries and analyses provide organizations with actionable information to improve their business operations. The amount of data that is being generated and stored by organizations is exploding. As the volume of data continues to grow, enterprises have recognized the value of analyzing such data to significantly improve their operations and competitive position. This increasing amount of data and the importance of data analysis have led to a heightened demand for data warehouses that provide the critical framework for data-driven enterprise decision-making and business intelligence. Many traditional data warehouse systems were initially designed to aggregate and analyze smaller quantities of data, using general-purpose database, server and storage platforms patched together as a data warehouse system. Such patchwork architectures are often used by default to store and analyze data, despite the fact that they are not optimized to handle terabytes of constantly growing and changing data and as a result, are not as effective in handling the in-depth analyses that large businesses are now requiring of their data warehouse systems. The increasing number of users accessing the data warehouse and the sophistication of the queries employed by these users is making the strain of using these legacy systems even more challenging for many organizations.

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

We are currently headquartered in Framingham, Massachusetts. In January 2008, we entered into a lease to rent approximately 59,000 square feet of office space in Marlborough, Massachusetts to be used as our primary business location beginning in May 2008. Our personnel and operations are also located throughout the United States, as well as in Canada, the United Kingdom, Australia, Germany, Japan and Korea. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Revenue

We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For fiscal 2008, 2007 and 2006, U.S. customers accounted for approximately 80%, 76% and 88% of our revenue, respectively.

Product Revenue.  The significant majority of our revenue is generated through the sale of our NPS appliances, primarily to companies in the following vertical industries: telecommunications, e-business, retail, financial services, analytic service providers, government and healthcare. Since we began shipping our products in fiscal 2004, our product revenue has grown from $13.0 million in fiscal 2004 to $30.9 million in fiscal 2005, $45.5 million in fiscal 2006, $64.6 million in fiscal 2007 and $103.0 million in fiscal 2008. As we have grown we have reduced our dependency on our largest customers, with one customer accounting for more than 10% of our total revenue in fiscal 2008 and no customer accounting for more than 10% of our total revenue in fiscal 2007. Our future revenue growth will depend in significant part upon further sales of our NPS appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch”, high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.

Services Revenue.  We sell product maintenance services to our customers. In addition, we offer installation, training and professional services to our customers. The percentage of our total revenue derived from support services was 19% in each of fiscal 2008 and 2007, 15% in fiscal 2006, and 14% in fiscal 2005. We anticipate that maintenance services will continue to be purchased by new and existing customers and that services revenue will continue to be between 18% and 20% of our total revenue.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew to 276 employees at January 31, 2008 from 140 employees at January 31, 2005. We expect to continue to hire significant numbers of new employees to support our anticipated growth.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits, allocated facilities expenses, fees for professional services such as legal, accounting and compliance, investor relation expenses and insurance premiums, including premiums related to director and officer insurance. We expect general and administrative expenses to continue to increase in total dollars and to increase slightly as a percentage of revenue in fiscal 2009 as we continue to invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company.

Other

Interest Income (Expense), Net

Interest income (expense), net primarily consists of interest income on investments and cash balances and interest expense on our outstanding debt.

Other Income (Expense), Net

Other income (expense), net primarily consists of losses or gains on translation of non-U.S. dollar transactions into U.S. dollars and mark-to-market adjustments on preferred stock warrants. As these warrants for our preferred stock are no longer outstanding, there will be no mark-to-market adjustment expense going forward.

Application of Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates, judgments and assumptions on an ongoing basis. Although we believe that our estimates, judgments and assumptions are reasonable under the circumstances, actual results may differ from those estimates.

We believe that of our significant accounting policies, which are described in the notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, the following accounting policies involve the most judgment and complexity:

•	revenue recognition;

•	stock-based compensation;

•	inventory valuation;

•	warranty reserves;

•	accounting for income taxes; and

•	valuation of investments.

Accordingly, we believe the policies set forth above are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Revenue Recognition

We derive our revenue from sales of products and related services and enter into multiple-element arrangements in the normal course of business with our customers and distribution partners. In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable agreement signed by the customer and us to be persuasive evidence of an arrangement.

•	Delivery has occurred. We consider delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist other than ongoing support obligations. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•	Fees are fixed or determinable. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue when the right to a refund or adjustment lapses. If offered payment terms exceed our normal terms, we recognize revenue as the amounts become due and payable or upon the receipt of cash.

•	Collection is deemed probable. We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

We enter into multiple element arrangements in the normal course of business with our customers. We recognize elements in such arrangements when delivered and the amount allocated to each element is based on vendor specific objective evidence of fair value (“VSOE”). We determine VSOE based upon the amount charged when we sell an element separately. When VSOE exists for undelivered elements but not for the delivered elements, we use the “residual method.” Under the residual method, we initially defer the fair value of the undelivered elements. The residual contract amount is then allocated to and recognized for the delivered elements. Thereafter, we recognize the amount deferred for the undelivered elements when those elements are delivered. For arrangements in which VSOE does not exist for each undelivered element, we defer revenue for the entire arrangement and recognize it only when delivery of all the elements without VSOE has occurred, unless the only undelivered element is maintenance in which case we recognize revenue from the entire contract ratably over the maintenance period.

The determination of VSOE is highly judgmental and is a key factor in determining whether revenue may be recognized or must be deferred and the extent to which it may be recognized once the various elements of an arrangement are delivered. We assess VSOE based on previous sales of products and services, the type and size of customer and renewal rates in contracts. We monitor VSOE on an ongoing basis. A change in our assessment of or our inability to establish VSOE for products or services may result in significant variation in our revenues and operating results.

Stock-Based Compensation

Through January 31, 2006, we accounted for our stock-based employee compensation arrangements in accordance with the intrinsic value provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grants as the difference between the fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.

We account for stock-based compensation expense for non-employees using the fair value method prescribed by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and the Black-Scholes option pricing model, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Share-Based Payment, (“SFAS 123(R)”), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted SFAS 123(R) effective February 1, 2006. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. Further, as required under SFAS 123(R), we estimate forfeitures for options granted, which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates. In accordance with SFAS 123(R), we recognize the compensation cost of employee stock-based awards granted subsequent to

February 1, 2006 in the statement of operations using the straight-line method over the vesting period of the award. The calculation of compensation cost in accordance with SFAS 123(R) for options issued prior to our initial public offering required our Board of Directors, with input from management, to estimate the fair market value of our common stock on the date of grant of those options. These estimates of fair market value were determined based upon a number of objective and subjective factors and were, therefore, inherently subjective estimates.

Inventory Valuation

Inventories primarily consist of finished systems and are stated at the lower of cost or market value. A large portion of our inventory also relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. The number of evaluation units has increased due to our overall growth and an increase in our customer base. We assess the valuation of all inventories, including raw materials, work-in-process and finished goods, on a periodic basis. We write down inventory to its estimated market value if less than its cost. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. During the fiscal years ended January 31, 2008, 2007 and 2006, we recorded charges of $3.8 million, $0.7 million and $0, respectively, to write inventory down to the lower of cost or market.

Warranty Reserves

Our standard product warranty provides that our product will be free from defects in material and workmanship and will, under normal use, conform to the published specifications for the product for a period of 90 days. Under this warranty, we will repair the product, provide replacement parts at no charge to the customer or refund amounts to the customer for defective products. We record estimated warranty costs, based upon historical experience, at the time we recognize revenue. As the complexity of our product increases, we could experience higher warranty costs relative to sales than we have previously experienced, and we may need to increase these estimated warranty reserves. Warranty reserves were $1.1 million, $1.1 million and $0.7 million as of January 31, 2008, 2007 and 2006, respectively.

Accounting for Income Taxes

The Company recorded income tax expense for the fiscal years ended January 31, 2008, 2007 and 2006 of $1 million, $0 and $0, respectively. The provision for income tax related primarily to the federal alternative minimum tax, state income tax and tax on the earnings of certain foreign subsidiaries.

At January 31, 2008, we had net operating loss carryforwards available to offset future taxable income for federal and state purposes of $28.3 million and $19.8 million, respectively. These net operating loss carryforwards expire at various dates through fiscal year 2028 and 2013 for federal and state purposes, respectively. We also had available at January 31, 2008 research and development credit carryforwards to offset future federal and state taxes of approximately $3 million and $2 million respectively which may be used to offset future taxable income and expire at various dates through fiscal year 2028 and 2023 for federal and state purposes, respectively. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of January 31, 2008, we had gross deferred tax assets of $23.7 million, which were primarily related to federal and state net operating loss carryforwards, research and development credit carryforwards and research and development expenses capitalized for tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. Due to the uncertainty of our future profitability, we have recorded a valuation allowance equal to the $23.7 million of gross deferred tax assets as of January 31, 2008. If we determine in the future that these deferred tax assets are more-likely-than-not to be realized, a release of all or a portion of the related valuation allowance would increase income in the period in which that determination is made.

Valuation of Investments

Our investments in auction rate securities, which consist entirely of securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government, are recorded at cost, which approximates the fair market value of the securities at January 31, 2008 due to their variable interest rates, which typically reset every 28 days, and the then liquid market for such securities. During February, March and April 2008, due to current market conditions, the auction process for certain of our auction rate securities failed, which prevented us from liquidating certain of our holdings of auction rate securities. At January 31, 2008, approximately $62.1 million of our marketable securities were auction rate securities. Subsequent to January 31, 2008, we liquidated approximately $8.3 million of these securities at par value. As of April 15, 2008, we had approximately $53.8 million invested in auction rate securities held at January 31, 2008 that had failed auctions subsequent to January 31, 2008. Subsequent to January 31, 2008 we purchased approximately $3.7 million of auction rate securities at par value, resulting in total holdings of auction rate securities of approximately $57.5 million as of April 15, 2008. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material. Due to our inability to quickly liquidate these investments, we have reclassified those investments with failed auctions and which have not been subsequently liquidated as long-term assets in our consolidated balance sheet based on their contractual maturity dates.

Results of Operations for the Years Ended January 31, 2008, 2007 and 2006

The following table sets forth our consolidated results of operations for the periods shown.

				Percentage Change
	Fiscal Year Ended January 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006
	(In thousands)

Revenue
Product	$102,994	$64,632	$45,508	59.4%	42.0%
Services	23,692	14,989	8,343	58.1%	79.7%

Total revenue	126,686	79,621	53,851	59.1%	47.9%

Cost of revenue
Product	42,527	26,697	18,941	59.3%	40.9%
Services	7,716	5,403	3,491	42.8%	54.8%

Total cost of revenue	50,243	32,100	22,432	56.5%	43.1%

Gross margin	76,443	47,521	31,419	60.9%	51.2%
Operating expenses
Sales and marketing	43,210	32,908	25,626	31.3%	28.4%
Research and development	23,880	18,037	16,703	32.4%	8.0%
General and administrative	8,950	4,827	3,124	85.4%	54.5%

Total operating expenses	76,040	55,772	45,453	36.3%	22.7%

Operating income (loss)	403	(8,251)	(14,034)	104.9%	41.2%
Interest income	2,971	414	487	617.6%	(15.0)%
Interest expense	717	765	173	(6.3)%	342.2%
Other income (expense), net	298	627	(87)	(52.5)%	(820.7)%

Income (loss) before income taxes, cumulative effect of change in accounting principle and accretion to preferred stock	2,955	(7,975)	(13,807)
Income tax provision	961	—	—

Income (loss) before cumulative effect of change in accounting principle and accretion to preferred stock	$1,994	$(7,975)	$(13,807)
Cumulative effect of change in accounting principle	—	—	(218)

Net income (loss)	$1,994	$(7,975)	$(14,025)

Revenue

Total revenue was $126.7 million, $79.6 million and $53.9 million in fiscal 2008, 2007 and 2006, respectively, representing increases of 59% in fiscal 2008 and 48% in fiscal 2007.

Product revenue was $103.0 million, $64.6 million and $45.5 million in fiscal 2008, 2007 and 2006, respectively, representing increases of 59% in fiscal 2008 and 42% in fiscal 2007. These increases were primarily driven by a growing acceptance and need for data warehouse systems and are indicative of customers valuing the capabilities and return on investment that they provide. These increases were based on increased sales volume, due primarily to sales to new customers, as product revenue related to new customer sales increased $18.8 million in fiscal 2008 and $6.6 million in fiscal 2007 as the number of customers increased to 142 at January 31, 2008, from 87 at January 31, 2007 and 46 at January 31, 2006. Product revenue related to repeat business from the installed base increased $19.6 million in fiscal 2008 and $12.5 million in fiscal 2007 as existing customers returned to purchase additional systems and/or additional capacity on their existing systems.

The increases in product sales were facilitated by an increase in the size of our dedicated sales force outside of the United States and an increase in the size and productivity of our sales force in the United States. The number of sales and marketing employees increased to 104 at January 31, 2008, from 85 at January 31, 2007 and 67 at January 31, 2006. In addition, we opened eight new sales offices during fiscal 2008 and 2007, of which three were located outside of the United States. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was also an important factor in generating additional sales.

Services revenue was $23.7 million, $15.0 million and $8.3 million in fiscal 2008, 2007 and 2006, respectively, representing increases of 58% in fiscal 2008 and 80% in fiscal 2007. These increases were a result of increased product sales, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and during these periods, substantially all of our customers renewed their maintenance and support agreements.

Gross Margin

Total gross margin was 60% in fiscal 2008 and 2007, and was 58% in fiscal 2006.

Product gross margin was 59% in fiscal 2008 and 2007, and was 58% in fiscal 2006. This increase in fiscal 2007 was due primarily to a reduction in the cost of our hardware components throughout fiscal 2007. These cost reductions continued into fiscal 2008 but were offset by increased carrying costs of inventory as our inventory balance increased from $26.2 million at January 31, 2007 to $31.6 million at January 31, 2008.

Services gross margin was 67%, 64% and 58% in fiscal 2008, 2007 and 2006, respectively. The increase in fiscal 2008 was a result of our services revenue growth of 58% while cost of service revenue increased only 43%. Services headcount increased 37% to 37 at January 31, 2008 from 27 at January 31, 2007. The increase in fiscal 2007 was a result of our services revenue growth of 80% while cost of service revenue increased only 55%. Services headcount increased 22% in fiscal 2007.

Sales and Marketing Expenses

As a percentage of revenue, sales and marketing expenses were 34%, 41% and 48% in fiscal 2008, 2007 and 2006, respectively. Sales and marketing expenses increased $10.3 million, or 31%, in fiscal 2008 and increased $7.3 million, or 28% in fiscal 2007.

The increase in sales and marketing expenses of $10.3 million in fiscal 2008 over fiscal 2007 was due primarily to increases of $3.9 million in salaries and employee benefits, $3.3 million in sales commissions, $1.0 million in stock-based compensation expense, $0.9 million in sales travel, $0.9 million in sales office rent and office costs to support the continued geographic expansion of the sales force, $0.2 million in sales and marketing promotions and programs, and $0.1 million in shipping costs.

The increase in sales and marketing expenses of $7.3 million in fiscal 2007 over fiscal 2006 was due primarily to increases of $3.3 million in sales commissions, $1.4 million in salaries and employee benefits, $0.7 million in sales and marketing promotions and programs, $0.6 million in partner referral fees and $0.4 million in sales and marketing travel. The remainder of the increase was attributable primarily to additional sales office rent and office costs to support the continued geographic expansion of our direct selling operations in Europe, Asia and throughout North America. Stock-based compensation expense included in sales and marketing expenses increased to $0.2 million in fiscal 2007 from $0 in fiscal 2006.

The number of sales and marketing employees increased to 104 at January 31, 2008 from 85 at January 31, 2007 and 67 at January 31, 2006, in order to expand our sales force to provide better geographic distribution and market penetration.

Research and Development Expenses

As a percentage of revenue, research and development expenses were 19%, 23% and 31% in fiscal 2008, 2007 and 2006, respectively. Research and development expenses increased $5.8 million, or 32%, in fiscal 2008 and increased $1.3 million, or 8%, in fiscal 2007.

The increase in research and development expenses of $5.8 million in fiscal 2008 over fiscal 2007 was due primarily to increases of $2.5 million in salaries, benefits and offshore consulting costs, $1.1 million in prototype expense and inventory expensed, $0.9 million in stock-based compensation expense, $0.7 million in recruiting fees for new hires, higher allocated facilities expense, computer supplies and travel expenses and $0.6 million in depreciation expense.

The increase in research and development expenses of $1.3 million in fiscal 2007 over fiscal 2006 was due primarily to increases of $1.0 million in salaries and benefits and $1.0 million in offshore and other consulting costs, $0.5 million in allocated facilities, depreciation expenses and travel expenses. These increases were partially offset by a $1.3 million decrease in new product prototype expenses.

The number of research and development employees increased to 101 at January 31, 2008 from 85 at January 31, 2007 and 70 at January 31, 2006, to help us broaden and improve the development of new technology and product enhancements. The offshore development team from our contract engineering firm increased to 62 people at January 31, 2008 from 53 people at January 31, 2007 and 43 people at January 31, 2006, in order to take advantage of the cost efficiencies associated with offshore research and development resources.

General and Administrative Expenses

As a percentage of revenue, general and administrative expenses were 7%, 6% and 6% in fiscal 2008, 2007 and 2006, respectively. General and administrative expenses increased $4.1 million, or 85%, in fiscal 2008 and increased $1.7 million, or 55%, in fiscal 2007.

The increase in general and administrative expenses of $4.1 million in fiscal 2008 over fiscal 2007 was due primarily to increases of $1.6 million in audit, tax, legal, insurance and consulting costs, all of which increased as a result of being a public company, $1.4 million in stock-based compensation expense and $1.2 million in salaries and benefits.

The increase in general and administrative expenses of $1.7 million in fiscal 2007 over fiscal 2006 was due primarily to increases of $0.7 million in salaries and benefits, $0.5 million in stock-based compensation expense and $0.3 million in professional services fees.

The number of general and administrative employees increased to 23 at January 31, 2008 from 19 at January 31, 2007 and 14 at January 31, 2006 to ensure we had appropriate infrastructure to support the growth of our organization and to support the additional demands of public company compliance.

Interest Income (Expense), Net

We recorded $2.3 million of interest income, net in fiscal 2008 as compared to $0.4 million of interest expense, net in fiscal 2007. This change was primarily due to an increase of $2.6 million in interest income resulting from the investment of proceeds from our initial public offering in July 2007. The components of interest income, net for fiscal 2008 were interest income of $3.0 million and interest expense of $0.7 million. The components of interest expense, net for fiscal 2007 were interest expense of $0.8 million and interest income of $0.4 million. We expect interest income to remain at its current monthly rate, as a result of our investment of proceeds from our initial public offering.

We incurred $0.4 million of interest expense, net in fiscal 2007 as compared to $0.3 million of interest income, net in fiscal 2006. This increase was due to an increase in our average debt balance during fiscal 2007. The increase in the average debt balance was attributable to $3.6 million in net debt drawdowns during fiscal 2007.

Other Income (Expense), Net

We incurred other income, net of $0.3 million in fiscal 2008 as compared to $0.6 million in fiscal 2007. The components of other income, net, for fiscal 2008 were $0.7 million of gains on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries, partially offset by $0.3 million expense from the mark-to-market adjustments on preferred stock warrants and $0.1 million of early payoff fees charged to our debt payoff. As warrants for our preferred stock are no longer outstanding, there will be no mark-to-market adjustment expense going forward.

We incurred other income, net of $0.6 million in fiscal 2007 as compared to $0.1 million of other expense, net in fiscal 2006. This change was due to higher transaction gains for activities in our foreign subsidiaries, primarily the United Kingdom, offset by $0.2 million from the mark-to-market adjustments on preferred stock warrants.

Provision for Income Taxes

We recorded a provision for income taxes of $1.0 million for fiscal 2008, as compared to $0 for fiscal 2007 and 2006. This provision was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.

Liquidity and Capital Resources

As of January 31, 2008, our principal sources of liquidity were cash and cash equivalents of $46.2 million, short term marketable securities of $37.1 million and accounts receivable of $20.0 million.

Since our inception, we have funded our operations using a combination of issuances of convertible preferred stock, which has provided us with aggregate net proceeds of $73.3 million, cash collections from customers and a term loan credit facility and a revolving credit facility with Silicon Valley Bank. In July 2007, we raised $113.0 million of proceeds, net of underwriting discounts and expenses, in our initial public offering. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities, as our credit facility with Silicon Valley Bank expired as of January 31, 2008 and was not renewed.

Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings, purchases of property and equipment primarily to support the development of new products and purchases of inventory to support our sales and our increasing volume of evaluation units located at customer locations that enable our customers and prospective customers to test our equipment prior to purchasing. The number of evaluation units has consistently increased due to our overall growth and an increase in our pipeline of potential customers.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in), operating activities	$26,937	$(11,163)	$(9,760)
Net cash used in investing activities	(91,759)	(1,477)	(5,506)
Net cash provided by financing activities	106,884	3,789	7,644

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $26.9 million in fiscal 2008 and primarily consisted of net income of $2.0 million, a decrease in accounts receivable of $12.2 million, due primarily to the receipt of customer payments during fiscal 2008, an increase in deferred revenue of $21.4 million, and an increase in accrued expenses of $2.0 million. In addition, in fiscal 2008 we had depreciation expense of $3.3 million, stock-based compensation expense of $4.3 million and a preferred stock warrant liability adjustment and non-cash interest expense of $0.4 million, each of which is a non-cash expense. These sources of cash were partially offset by a use of $8.8 million to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, a decrease in accounts payable of $7.2 million, and an increase in other assets of $2.7 million

Net cash used in operating activities was $11.2 million in fiscal 2007 and primarily consisted of a net loss of $8.0 million, a use of $15.5 million to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, and an increase in accounts receivable of $17.9 million. We do not expect inventory to increase significantly in future periods, as a result of an improved planning and build processes. The uses of cash were partially offset by an increase in deferred revenue of $14.8 million. Other changes include depreciation expense of $2.6 million, stock-based compensation expense of

$0.9 million, an increase in accounts payable of $10.2 million and net changes in our other operating assets and liabilities of $1.4 million.

Net cash used in operating activities was $9.8 million in fiscal 2006 and primarily consisted of a net loss of $14.0 million, a net increase in accounts receivable of $8.4 million and a net increase in inventory of $2.8 million. These were partially offset by an increase in deferred revenue of $6.3 million, depreciation expense of $2.8 million and net changes in our other operating assets and liabilities of $5.2 million.

Cash Used in Investing Activities

Net cash used in investing activities was $91.8 million, $1.5 million and $5.5 million in fiscal 2008, 2007 and 2006, respectively. Net cash used in investing activities in fiscal 2008 primarily consisted of $134.4 million, which primarily consisted of the net proceeds from our initial public offering, used to purchase our short-term investments, and $1.1 million of capital expenditures. These uses of cash were partially offset by $43.8 million of sales and maturities of our short-term investments. Net cash used in investing activities in fiscal 2007 and 2006 consisted primarily of capital purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities was $106.9 million, $3.8 million and $7.6 million in fiscal 2008, 2007 and 2006, respectively. Net cash provided by financing activities in fiscal 2008 primarily consisted of $113.5 million of proceeds from issuance of common stock, which included proceeds from our initial public offering of $113.0 million, net of underwriting discounts and expenses, and $8.0 million of borrowings under our debt facilities, partially offset by repayment of $14.6 million under our debt facilities. Net cash provided by financing activities in fiscal 2007 consisted primarily of $5.0 million of borrowings under our debt facilities, partially offset by repayment of $1.4 million under our debt facilities. Net cash provided by financing activities in fiscal 2006 consisted primarily of $3.0 million of borrowings under our debt facilities and $4.5 million in net proceeds from the sale of our Series D preferred stock.

Contractual Obligations

The following is a summary of our contractual obligations as of January 31, 2008:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
			(In thousands)

Operating lease obligations	10,571	1,513	2,643	2,727	3,688
Purchase obligations(1)	8,182	8,182	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.

We believe that our cash and cash equivalents of $46.2 million, short term marketable securities of $37.1 million and accounts receivable of $20.0 million at January 31, 2008, together with any cash flows from operations, will be sufficient to fund our projected operating requirements for the foreseeable future. Our future working capital requirements will depend on many factors, including the rate of revenue growth, our introduction of new products or enhancements, our expansion of sales and marketing and product development activities. However, to the extent that our cash and cash equivalents, our short term marketable securities and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.

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

Uncertainty in Credit Markets

As of January 31, 2008, we had investments in auction-rate securities with a total cost basis of $62.1 million. These investments are securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government, with nominal maturities of 18 years or greater and are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism allows existing investors either to roll over their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par value. When an auction is unsuccessful, the interest rate paid on the investment is re-set to a level predetermined by the security and remains in effect until the next auction date, at which time the process repeats. As of January 31, 2008, our investments in auction-rate securities had not been the subject of auctions that were unsuccessful. During February, March and April 2008, due to current market conditions, the auction process for certain of our auction rate securities failed, which prevented us from liquidating certain of our holdings of auction rate securities. At January 31, 2008, approximately $62.1 million of our marketable securities were auction rate securities. Subsequent to January 31, 2008, we liquidated approximately $8.3 million of these securities at par value. As of April 15, 2008, we had approximately $53.8 million invested in auction rate securities held at January 31, 2008 that had failed auctions subsequent to January 31, 2008. Subsequent to January 31, 2008 we purchased approximately $3.7 million of auction rate securities at par value, resulting in total holdings of auction rate securities of approximately $57.5 million as of April 15, 2008. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material. Due to our inability to quickly liquidate these investments, we have reclassified those investments with failed auctions and which have not been subsequently liquidated, as long-term assets in our consolidated balance sheet based on their contractual maturity dates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 6, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which defers the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For 2009 we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of adopting SFAS 157 on non-financial assets and non-financial liabilities.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement is a fair value option for financial assets and financial liabilities and includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which covers accounting for certain investments in debt and equity securities. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 requires statements to more clearly present the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of its balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS 141(R) to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS 160 to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB and subsequently adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated results of operations and financial condition upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the Euro, the Canadian dollar and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of January 31, 2008, we had $5.6 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily in British Pounds, Australian Dollars and Japanese Yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. Net realized and unrealized (if any outstanding) gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. As of January 31, 2008, we had an outstanding forward contract to sell 335,000,000 Japanese Yen (approximately $3.1 million U.S. dollar equivalent) that matured on February 29, 2008. There were no outstanding contracts at January 31, 2007.

Interest Rate Risk

We had a cash, cash equivalents and investments balance of $137.1 million at January 31, 2008, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not know the ultimate impact of the lack of liquidity of these investments and the potential impact on interest rate fluctuations (see further discussion under Application of Critical Accounting Policies and the Use of Estimates — Valuation on Investments in Item 7 above). Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETEZZA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Netezza Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders equity (deficit) and cash flows present fairly, in all material respects, the financial position of Netezza Corporation and its subsidiaries at January 31, 2008 and January 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company adopted FASB Staff Position 150-5 (“FSP 150-5”), Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, during the year ended January 31, 2006. As discussed in Note 2 to the consolidated financial statements, effective February 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 18, 2008

NETEZZA CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$46,184	$5,018
Short term marketable securities	37,149	—
Accounts receivable	19,999	31,834
Inventory	31,611	26,239
Restricted cash	379	—
Other current assets	4,038	1,370

Total current assets	139,360	64,461
Property and equipment, net	5,467	4,228
Long term marketable securities	53,775	—
Restricted cash	—	379
Other long-term assets	150	131

Total assets	$198,752	$69,199

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,533	$12,683
Accrued expenses	5,494	4,290
Accrued compensation and benefits	5,244	4,388
Current portion of note payable to bank	—	2,436
Refundable exercise price for restricted stock	—	24
Deferred revenue	30,588	14,741

Total current liabilities	46,859	38,562
Long-term deferrred revenue	15,418	9,765
Note payable to bank, net of current portion	—	4,099
Preferred stock warrant liability	—	765

Total long-term liabilities	15,418	14,629

Total liabilities	62,277	53,191

Commitments and contingencies (Note 15)
Convertible redeemable preferred stock, $0.001 par value;
Series A; 0 and 17,280,000 shares authorized at January 31, 2008 and 2007, respectively; 0 and 17,200,000 shares issued and outstanding at January 31, 2008 and 2007, respectively	—	12,805
Series B; 0 and 29,425,622 shares authorized at January 31, 2008 and 2007, respectively; 0 and 29,389,622 shares issued and outstanding at January 31, 2008 and 2007, respectively	—	35,245
Series C; 0 and 23,058,151 shares authorized at January 31, 2008 and 2007, respectively; 0 and 23,058,151 shares issued and outstanding at January 31, 2008 and 2007, respectively	—	25,700
Series D; 0 and 8,147,452 shares authorized at January 31, 2008 and 2007, respectively; 0 and 7,901,961 shares issued and outstanding at January 31, 2008 and 2007, respectively	—	23,381

Total convertible redeemable preferred stock	—	97,131

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized at January 31, 2008 and 2007 respectively; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 and 150,000,000 shares authorized at January 31, 2008 and 2007, respectively; 57,729,903 and 7,542,372 shares issued at January 31, 2008 and 2007, respectively	58	8
Treasury stock, at cost; 139,062 shares at January 31, 2008 and 2007, respectively	(14)	(14)
Accumulated other comprehensive income	(682)	(284)
Additional paid-in-capital	216,253	—
Accumulated deficit	(79,140)	(80,833)

Total stockholders’ equity (deficit)	136,475	(81,123)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$198,752	$69,199

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Revenue
Product	$102,994	$64,632	$45,508
Services	23,692	14,989	8,343

Total revenue	126,686	79,621	53,851
Cost of revenue
Product	42,527	26,697	18,941
Services	7,716	5,403	3,491

Total cost of revenue	50,243	32,100	22,432

Gross margin	76,443	47,521	31,419
Operating expenses
Sales and marketing	43,210	32,908	25,626
Research and development	23,880	18,037	16,703
General and administrative	8,950	4,827	3,124

Total operating expenses	76,040	55,772	45,453

Operating income (loss)	403	(8,251)	(14,034)
Interest income	2,971	414	487
Interest expense	717	765	173
Other income (expense), net	298	627	(87)

Income (loss) before income taxes, cumulative effect of change in accounting principle and accretion to preferred stock	$2,955	$(7,975)	$(13,807)
Income tax provision	961	—	—

Income (loss) before cumulative effect of change in accounting principle and accretion to preferred stock	$1,994	$(7,975)	$(13,807)
Cumulative effect of change in accounting principle	—	—	(218)

Net income (loss)	$1,994	$(7,975)	$(14,025)
Accretion to preferred stock	(2,853)	(5,931)	(5,797)

Net loss attributable to common stockholders	$(859)	$(13,906)	$(19,822)

Net loss per share attributable to common stockholders — basic and diluted:
Net income (loss) per share before cumulative effect of change in accounting principle and accretion to preferred stock	$0.06	$(1.09)	$(2.08)
Cumulative effect of change in accounting principle	—	—	(0.03)
Accretion to preferred stock	(0.09)	(0.81)	(0.88)

Net loss per share attributable to common stockholders — basic and diluted	$(0.03)	$(1.90)	$(2.99)

Weighted average common shares outstanding — basic and diluted	33,988,696	7,319,231	6,635,274

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Income	Deficit	Equity (Deficit)
	(In thousands, except share amounts)

Balance at January 31, 2005	6,453,023	$6	139,062	$(14)	$—	$(10)	$(49,092)	$(49,110)
Issuance of common stock upon exercise of stock options	502,436	1	—	—	111	—	—	112
Vesting of restricted common stock	160,000	—	—	—	39	—	—	39
Stock options issued to consultants	—	—	—	—	24	—	—	24
Non-cash compensation to employee	—	—	—	—	815	—	—	815
Issuance of Series D warrants in conjunction with debt agreement	—	—	—	—	172	—	—	172
Issuance of Series D convertible redeemable preferred stock, including issuance costs of $6	—	—	—	—	(6)	—	—	(6)
Accretion of preferred stock to redemption value	—	—	—	—	(1,155)	—	(4,642)	(5,797)
Reclassification of preferred stock warrants to liability upon adoption of FSP 150-5	—	—	—	—	—	—	(231)	(231)
Other comprehensive income	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	(14,025)	(14,025)

Balance at January 31, 2006	7,115,459	7	139,062	(14)	—	65	(67,990)	(67,932)
Issuance of common stock upon exercise of stock options	304,413	1	—	—	117	—	—	118
Vesting of restricted common stock	122,500	—	—	—	32	—	—	32
Stock options issued to consultants	—	—	—	—	37	—	—	37
Stock-based compensation	—	—	—	—	877	—	—	877
Accretion of preferred stock to redemption value	—	—	—	—	(1,063)	—	(4,868)	(5,931)
Other comprehensive income	—	—	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	—	—	(7,975)	(7,975)

Balance at January 31, 2007	7,542,372	8	139,062	(14)	—	(284)	(80,833)	(81,123)
Issuance of common stock upon exercise of stock options	802,697	1	—	—	569	—	—	570
Vesting of restricted common stock	23,750	—	—	—	9	—	—	9
Issuance of common stock upon exercise of warrants	209,048	—	—	—	—	—	—	—
Stock options issued to consultants	—	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	4,271	—	—	4,271
Accretion of preferred stock to redemption value	—	—	—	—	(2,552)	—	(301)	(2,853)
Conversion of preferred stock to common stock	38,802,036	39	—	—	100,473	—	—	100,512
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	494	—	—	494
Proceeds of initial public offering, net of offering expenses	10,350,000	10	—	—	112,943	—	—	112,953
Other comprehensive income	—	—	—	—	—	(398)	—	(398)
Net income	—	—	—	—	—	—	1,994	1,994

Balance at January 31, 2008	57,729,903	$58	139,062	$(14)	$216,253	$(682)	$(79,140)	$136,475

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$1,994	$(7,975)	$(14,025)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	3,300	2,615	2,829
Noncash interest expense related to issuance of warrants	183	71	27
Stock based compensation expense	4,317	914	839
Change in carrying value of preferred stock warrant liability	257	198	218
Changes in assets and liabilities
Accounts receivable	12,152	(17,853)	(8,387)
Inventory	(8,763)	(15,510)	(2,823)
Other assets	(2,748)	(275)	73
Accounts payable	(7,154)	10,176	2,006
Accrued compensation and benefits	856	2,278	905
Accrued expenses	1,111	(553)	2,253
Deferred revenue	21,432	14,751	6,325

Net cash provided by (used in) operating activities	26,937	(11,163)	(9,760)

Cash flows from investing activities
Purchase of investments	(134,449)	—	—
Sales and maturities of investments	43,832	—	—
Purchases of property and equipment	(1,142)	(1,545)	(5,498)
Increase in restricted cash	—	—	(68)
Repayment of notes receivable from employees	—	68	60

Net cash used in investing activities	(91,759)	(1,477)	(5,506)

Cash flows from financing activities
Proceeds from note payable	8,000	5,000	3,000
Repayment of note payable	(14,639)	(1,361)	—
Proceeds from issuance of Series D convertible redeemable preferred stock	—	—	4,492
Proceeds of initial public offering, net of offering expenses of $11,247	112,953	—	—
Proceeds from issuance of common stock upon exercise of stock options	570	150	152

Net cash provided by financing activities	106,884	3,789	7,644

Net increase (decrease) in cash and cash equivalents	42,062	(8,851)	(7,622)
Effect of exchange rate changes on cash and cash equivalents	(896)	(794)	92
Cash and cash equivalents, beginning of year	5,018	14,663	22,193

Cash and cash equivalents, end of year	$46,184	$5,018	$14,663

Supplemental disclosure of cash flow information
Cash paid for interest	$588	$656	$125
Cash paid for taxes	$288	$—	$—

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Netezza Corporation (the “Company”) is a leading provider of data warehouse appliances. The Company’s product, the Netezza Performance Server, or NPS, integrates database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The results of these queries and analyses, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. The NPS data warehouse appliance was designed specifically for analysis of terabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems. The NPS appliance performs faster, deeper and more iterative analyses on larger amounts of detailed data, giving customers greater insight into trends and anomalies in their businesses, thereby enabling them to make better strategic decisions.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its wholly-owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, warranty claims, the write down of inventory to net realizable value, stock-based compensation and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds of major financial institutions. Accordingly, its investments are subject to minimal credit and market risk. At January 31, 2008 and 2007, cash equivalents were comprised of money market funds totaling $31.7 million and $0.3 million, respectively. These cash equivalents are carried at cost which approximates fair value. Restricted cash represents the amount of cash equivalents required to be maintained by the Company under a letter of credit to comply with the requirements of an office space lease agreement. The letter of credit totaled $0.4 million at January 31, 2008 and 2007.

Investments

The Company accounts for and classifies its investments as either “available-for-sale,” “trading,” or “held-to-maturity,” in accordance with the guidance outlined in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). The determination of the appropriate classification by the Company is based on a variety of factors, including management’s intent at the time of purchase.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At January 31, 2008, the Company had no investments which were classified as held-to-maturity.

Available-for-sale securities are those securities which the Company views as available for use in current operations. Accordingly, the Company has classified all of its investments as available-for-sale securities and consequently as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized.

Trading securities are those securities which are bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Trading securities are stated at fair value with their unrealized gains and losses included in current earnings. At January 31, 2008, the Company had no investments which were classified as trading.

The fair value of the Company’s investments is determined from quoted market prices. The Company has investments in auction rate securities that consist entirely of municipal debt securities, which are recorded in its financial statements at cost, which approximates fair market value (unless the auction fails) due to their variable interest rates, which reset through an auction process typically every 28 days. This auction mechanism generally allows existing investors to continue to own their securities with a revised interest rate based on the auction or liquidate their holdings by selling these auction rate securities at par value. Because of the short intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. To the extent an auction were to fail such that the securities were deemed to be not liquid, the Company would need to seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions (Note 19). Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions and which have not been subsequently liquidated, as long-term assets in its consolidated balance sheet based on their contractual maturity dates.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company periodically employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding the Company’s marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; overall market conditions and trends; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, the Company will record a write-down in its Statement of Operations and a new cost basis in the security is established. There were no unrealized losses in the Company’s investments which were deemed to be other than temporary in the year ended January 31, 2008. Realized gains and losses are determined on the specific identification method and are included in interest income in the Statements of Operations. Interest income is accrued as earned.

Derivatives

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. The Company enters into derivative transactions, specifically foreign currency forward contracts, to manage the Company’s exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily in British Pounds, Australian Dollars and Japanese Yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. The Company does not enter into or hold derivatives for trading or speculative purposes. Generally, the Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. Net realized and unrealized (if any outstanding) gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. As of January 31, 2008, the Company had an outstanding forward contract to sell 335,000,000 Japanese Yen (approximately $3.1 million U.S. dollar equivalent) that matured on February 29, 2008. There were no outstanding contracts at January 31, 2007.

Revenue Recognition

The Company derives revenue from the sale of its products and related services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable. This policy is applicable to all revenue transactions, including sales to resellers and end users. The following summarizes the major terms of the Company’s contractual relationships with end users and resellers and the manner in which these transactions are accounted.

The Company’s product offerings include the sale of hardware with its embedded propriety software. Revenue from these transactions is recognized upon shipment unless shipping terms or local laws do not allow the title and risk of loss to transfer at shipping point. In those cases, the Company defers revenue until title and risk of loss transfer to the customer. The Company does not customarily offer a right of return on its product sales and any acceptance criteria is normally based upon published specifications. In cases where a right of return is granted, the Company defers revenue until such rights expire. If acceptance criteria are not based on published specifications with which the Company can ensure compliance, the Company defers revenue until acceptance has been confirmed or the right of return expires. Customers may purchase a standard maintenance agreement which typically commences upon product delivery. The Company also provides a 90-day standard product warranty.

The Company’s services revenue consists of installation, maintenance, training and professional services. Installation and professional services are not considered essential to the functionality of the Company’s products as these services do not customize or alter the product capabilities and could be performed by customers or other vendors. Installation and professional services revenue is recognized upon completion of installation or requested services. Maintenance revenue is recognized ratably over the contract period. Training revenue is recognized upon the completion of the training.

The Company enters into multiple element arrangements in the normal course of business with its customers. Elements in such arrangements are recognized when delivered and the amount allocated to each element is based on vendor specific objective evidence of fair value (“VSOE”). VSOE is determined based upon the amount charged when an element is sold separately. VSOE of the fair value of maintenance services may also be determined based

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a substantive maintenance renewal clause, if any, within a customer contract. The Company’s current pricing practices are influenced primarily by product type, purchase volume and maintenance term. The Company reviews services revenue sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, the Company’s VSOE of fair value for such services to ensure that it reflects the Company’s recent pricing experience. When VSOE exists for undelivered elements but not for the delivered elements, the Company uses the “residual method.” Under the residual method, the fair values of the undelivered elements are initially deferred. The residual contract amount is then allocated to and recognized for the delivered elements. Thereafter, the amount deferred for the undelivered element is recognized when those elements are delivered. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is maintenance in which case the entire contract is recognized ratably over the maintenance period.

For sales through resellers and distributors, the Company delivers the product directly to the end user customer to which the product has been sold. Revenue recognition on reseller and distributor arrangements is accounted for as described above.

Inventory

Inventories are stated at the lower of standard cost or market value. Cost is determined by the first-in, first-out method and market value represents the lower of replacement cost or estimated net realizable value. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimated demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. If inventory is written down, a new cost basis will be established that can not be increased in future periods.

Property and Equipment

Property and equipment are recorded at cost and consist primarily of engineering test equipment and computer equipment and software. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated
Useful Life

Engineering test equipment	1 to 3 years
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Term of lease

Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges recorded during any of the periods presented.

Fair Value of Financial Instruments

During February, March and April 2008, many of the auction rate securities held by the Company, which consist entirely of securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government, experienced failed auctions. The continued uncertainty in the credit markets, which has caused these auction rate securities to fail, prevented the Company from liquidating certain of its holdings of auction rate securities. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge, which could be material. Due to the Company’s inability to quickly liquidate these investments, it has reclassified those investments with failed auctions and which have not been subsequently liquidated, as long-term assets in its consolidated balance sheet based on their contractual maturity dates (Note 19).

The carrying value of the Company’s financial instruments, including cash equivalents, short-term marketable securities, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s notes payable approximates the carrying value of the notes.

Freestanding Preferred Stock Warrants

The Company accounts for freestanding warrants and other similar instruments related to shares that are redeemable in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). Under SFAS 150, the freestanding warrants that were related to the Company’s convertible preferred stock were classified as liabilities on the consolidated balance sheet at January 31, 2007. These warrants were subject to revaluation at each balance sheet date, and any change in fair value was recorded as a component of other income (expense), net, until the closing of the Company’s initial public offering, at which time the preferred stock warrant liability was reclassified to stockholders’ additional paid-in-capital, as discussed below.

Prior to the Company’s initial public offering, the warrants to purchase convertible redeemable preferred stock were either exercised or, for those that remained outstanding at the closing of the initial public offering, were converted to warrants to purchase common stock. Accordingly, effective as of the closing of the Company’s initial public offering, which occurred on July 24, 2007, the liability related to the convertible redeemable preferred stock warrants was transferred to additional paid-in-capital and the warrants were no longer subject to re-measurement.

Research and Development

Costs incurred in the research and development, which consist primarily of salaries and employee benefits, product prototype expenses, allocated facilities expenses and depreciation of equipment used in research and development activities of the Company’s products, are expensed as incurred, except certain software development costs. Costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred subsequent to the establishment of technological feasibility and prior to the date when the software is available-for-sale are capitalized. No software development costs have been capitalized to date since costs incurred between the establishment of technological feasibility and the software’s available-for-sale date have been insignificant.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using year-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the year. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the fiscal years ended January 31, 2008, 2007 and 2006 were $0.7 million, $0.6 million and $(0.1) million, respectively and recorded as other income (expense), net in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 31, 2008, two customers accounted for 28% and 11% of accounts receivable, while three customers accounted for 21%, 15% and 11% of accounts receivable at January 31, 2007. One customer accounted for 10% of the Company’s total revenue for the fiscal year ended January 31, 2008,while no customer accounted for 10% or greater of the Company’s total revenue for the fiscal year ended January 31, 2007, and one customer accounted for 10% of the Company’s revenue for the fiscal year ended January 31, 2006.

Stock-Based Compensation

Through January 31, 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the intrinsic value provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.

The Company accounts for stock-based compensation expense for non-employees using the fair value method prescribed by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and the Black-Scholes option pricing model, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS 123(R) effective February 1, 2006. SFAS 123(R) requires nonpublic companies that used the minimum value method under SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123(R) using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS 123(R) that were measured using the minimum value method. In accordance with SFAS 123(R), the Company will recognize the compensation cost of employee stock-based awards granted subsequent to January 31, 2006 in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS 123(R), the Company elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS 123R, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”). The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends.

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

The components of the net loss per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Fiscal Year Ended January 31,
	2008	2007	2006

Net loss attributable to common stockholders	$(859)	$(13,906)	$(19,822)
Basic and diluted shares:
Weighted average shares used to compute basic and diluted net loss per share	33,988,696	7,319,231	6,635,274
Net loss per share attributable to common stockholders — basic and diluted	$(0.03)	$(1.90)	$(2.99)

The following convertible redeemable preferred stock, warrants to purchase outstanding convertible redeemable preferred stock, and options and warrants to purchase common stock have been excluded from the computation of diluted net loss per share for the periods presented because a loss was incurred in those periods and including the convertible redeemable preferred stock, options and warrants would be anti-dilutive. The Company has excluded the convertible redeemable preferred stock from the basic earnings per share calculation as the preferred stockholders did not have a contractual obligation to share in the losses of the Company.

	Fiscal Year Ended January 31,
	2008	2007	2006

Convertible preferred stock upon conversion to common stock	—	38,774,847	38,774,847
Warrants to purchase convertible preferred stock	—	241,490	202,275
Warrants to purchase common stock	34,893	192,036	192,036
Options to purchase common stock	9,379,774	7,480,447	4,352,658

Advertising Expense

The Company expenses advertising costs as they are incurred. During the fiscal years ended January 31, 2008, 2007 and 2006, advertising expense totaled $0.3 million, $0.3 million and $0.4 million, respectively.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and adjustments to stockholders’ equity for the foreign currency translation adjustment and unrealized gain from investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income (loss) consists only of foreign exchange gains and losses and unrealized gains and losses on investments.

The components of comprehensive income (loss) are as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006

Net income (loss)	$1,994	$(7,975)	$(14,025)
Other comprehensive income (loss):
Foreign currency adjustment	(670)	(349)	75
Unrealized gain from investments	272	—	—

Total comprehensive income (loss)	$1,596	$(8,324)	$(13,950)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 6, 2008, the FASB issued FSP 157-2 which defers the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For 2009 the Company will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 will not have a material impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the impact of adopting SFAS 157 on non-financial assets and non-financial liabilities.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement is a fair value option for financial assets and financial liabilities and includes an amendment of SFAS 115 which covers accounting for certain investments in debt and equity securities. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 requires statements to more clearly present the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of its balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the provisions of SFAS 141(R) to determine the potential impact, if any, the adoption will have on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the provisions of SFAS 160 to determine the potential impact, if any, the adoption will have on the Company’s financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB and subsequently adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated results of operations and financial condition upon adoption.

3.	Initial Public Offering

On July 24, 2007, the Company closed its initial public offering of 10,350,000 shares of common stock at an offering price of $12.00 per share, raising proceeds of approximately $113.0 million, net of underwriting discounts and expenses.

At the close of the initial public offering, the Company’s outstanding shares of convertible redeemable preferred stock were automatically converted into 38,802,036 shares of common stock and warrants to purchase convertible, redeemable preferred stock were converted into warrants to purchase 58,000 shares of common stock.

4.	Change in Accounting Principle

On June 29, 2005, the FASB issued Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in SFAS 150, regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS 150, the freestanding warrants to purchase the Company’s convertible redeemable preferred stock are liabilities that must be recorded at fair value.

The Company adopted FSP 150-5 as of August 1, 2005 and recorded an expense of $0.2 million for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date. There was no change in fair value between the adoption date and January 31, 2006. In the year ended January 31, 2007, the Company recorded $0.2 million of additional expense to reflect the increase in fair value between February 1, 2006 and January 31, 2007. In the fiscal year ended January 31, 2008, the Company recorded $0.3 million of additional expense to reflect the increase in fair value between February 1, 2007 and the closing of the Company’s initial public offering.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These warrants were subject to revaluation at each balance sheet date, and any change in fair value were recorded as a component of other income (expense). Prior to the Company’s initial public offering, the warrants to purchase convertible redeemable preferred stock were either exercised or, for those that remained outstanding at the closing of the initial public offering, were converted to warrants to purchase common stock. Accordingly, effective as of the closing of the Company’s initial public offering, the liability related to the convertible redeemable preferred stock warrants was transferred to additional paid-in-capital and is no longer required to be adjusted at each reporting period.

5.	Investments

At January 31, 2008, the Company’s investments consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper, and auction rate securities which were classified as available-for-sale investments.

The following is a summary of the Company’s available-for-sale securities (in thousands):

	January 31, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities
Due in one year or less	$7,459	$89	$—	$7,548
Due in greater than one year	2,408	14	—	2,422
U.S. treasury and government agency securities
Due in one year or less	999	2	—	1,001
Due in greater than one year	1,002	1	—	1,003
Commercial paper
Due in one year or less	16,709	166	—	16,875
Due in greater than one year	—	—	—	—
Auction rate securities
Due in one year or less	—	—	—	—
Due in greater than one year	62,075	—	—	62,075

	$90,652	$272	$—	$90,924

At January 31, 2008, the Company had no investments in an unrealized loss position.

The Company’s investments in auction rate securities, which consist entirely of securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government, are recorded at cost, which approximates the fair market value of the securities. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 28 days, investors can sell or continue to hold the securities at par. During February, March and April 2008, due to current market conditions, the auction process for certain of the Company’s auction rate securities failed, which prevented the Company from liquidating certain of its holdings of auction rate securities. At January 31, 2008, approximately $62.1 million of the Company’s marketable securities were auction rate securities. Subsequent to January 31, 2008, the Company liquidated approximately $8.3 million of these securities at par value. As of April 15, 2008, the Company had approximately $53.8 million invested in auction rate securities held at January 31, 2008 that had failed auctions subsequent to January 31, 2008. Subsequent to January 31, 2008 the Company purchased approximately $3.7 million of auction rate securities at par value, resulting in total holdings of auction rate securities of approximately $57.5 million as of April 15, 2008. In the event that the Company needs to access its investments in

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these auction rate securities, the Company will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge, which could be material. Due to the Company’s inability to quickly liquidate these investments, it has reclassified those investments with failed auctions and which have not been subsequently liquidated, as long-term assets in its consolidated balance sheet based on their contractual maturity dates.

6.	Restricted Cash

In May 2002, the Company obtained a letter of credit to comply with the requirements stated in an office space lease agreement. Under the letter of credit, the Company was required to maintain cash equivalents equal to four months rent for the related lease, which was $0.2 million as of January 31, 2003. This requirement was released in December 2003 in conjunction with the renegotiation of the office space lease agreement. In February 2004, the Company renegotiated the lease and obtained a letter of credit to comply with the new requirements which was $0.3 million as of January 31, 2008 (Note 15).

In April 2005, the Company obtained a letter of credit to comply with the requirements stated in an office space sublease agreement. Under the letter of credit, the Company was required to maintain cash equivalents equal to three months rent for the related sublease, which was $0.1 million as of January 31, 2008 (Note 15).

7.	Inventory

Inventory consists of the following (in thousands):

	As of January 31,
	2008	2007

Raw materials	$2,203	$2,032
Finished goods	29,408	24,207

	$31,611	$26,239

8.	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of January 31,
	2008	2007

Engineering test equipment	$11,047	$7,822
Computer equipment and software	4,329	3,194
Furniture and fixtures	215	60
Leasehold improvements	266	266

	15,857	11,342
Less: accumulated depreciation	10,390	7,114

	$5,467	$4,228

Depreciation expense for the fiscal years ended January 31, 2008, 2007 and 2006, was $3.3 million, $2.6 million, and $2.8 million, respectively. During the fiscal year ended January 31, 2007, the Company wrote off fully depreciated property and equipment with an original cost of $0.5 million. During the fiscal years ended

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2008, 2007 and 2006, $3.4 million, $0.4 million and $4.3 million of inventory was reclassified to fixed assets representing a non cash increase in property and equipment respectively.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of January 31,
	2008	2007

Inventory Items	$1,771	$1,412
Sales meetings and events	930	537
Legal/audit/compliance	751	446
Corporate taxes	660	—
Partner fees	168	458
Other	1,214	1,437

	$5,494	$4,290

10.	Lines of Credit

In June 2005, the Company entered into a credit line agreement with an outside party. Under this agreement, the Company was able to borrow up to $8.0 million. The Company was required to make interest-only payments on any amounts borrowed through June 2006 and was then required to make 36 equal consecutive monthly installments of principal and interest through June 2009. The Company closed the credit line agreement in fiscal 2008. The Company had borrowed the full $8.0 million as of June 30, 2006. Interest rates were fixed for the term of the loan at the time of each advance and were 10%, 10.75%, 11.75% and 12%. The loan was secured by all assets of the Company, excluding intellectual property. All borrowings under this credit line were repaid in full in July 2007. In addition, in conjunction with the line of credit, the Company issued warrants to purchase 125,490 shares of Series D preferred stock at a price of $2.55 per share. These warrants were exercised through a cashless exercise feature in July 2007. As the line was no longer outstanding, the remaining debt discount and premium were recorded as interest expense during the fiscal year ended January 31, 2008. As of January 31, 2008 and 2007, there was $0 and $6.5 million, respectively, outstanding under the line of credit. Interest expense on the line of credit of $0.3 million and $0.7 million was incurred for the fiscal years ended January 31, 2008 and 2007, respectively.

In January 2007, the Company entered into a revolving credit line agreement with an outside party. Under this agreement, the Company was able to borrow up to $15.0 million. Borrowings under the line were due and payable on the maturity date of January 31, 2008. The interest on this revolving credit line was a floating rate of 1% below the prime rate. Interest was payable monthly. The loan was secured by all assets of the Company, excluding intellectual property. This agreement contained both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions resulted in a short-term classification of the line of credit in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The Company borrowed $8.0 million under the revolving line of credit during the fiscal year ended January 31, 2008. The Company repaid the outstanding balance under the revolving line of credit of $8.0 million in July 2007. As of January 31, 2008 and 2007, there was $0 and $4.0 million, respectively, outstanding under the line of credit. Interest expense on the line of credit of approximately $0.2 million and $0 was incurred for the years ended January 31, 2008 and 2007, respectively.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Warrants for Preferred Stock

In August 2001, the Company issued warrants to purchase 80,000 shares of Series A preferred stock in conjunction with the issuance of the equipment line of credit. The warrants had an exercise price of $0.6817 per share and a term of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of seven years, risk-free interest rate of 4.27% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $32,410 as a premium to the debt which was amortized to interest expense. There was no amortization in the fiscal years ended January 31, 2008 or 2007. These warrants were converted to common warrants upon the closing of the Company’s initial public offering and exercised through a cashless exercise feature during the fiscal year ended January 31, 2008.

In September 2002, the Company issued warrants to purchase 36,000 shares of Series B preferred stock in conjunction with obtaining a line of credit. The warrants had an exercise price of $0.8634 per share and a term of seven years. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of seven years, risk-free interest rate of 3.4% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $25,856 as a premium to the debt which was amortized to interest expense over 36 months. There was no amortization which was recorded to interest expense in the fiscal years ended January 31, 2008 or 2007. These warrants were converted to common warrants upon the closing of the Company’s initial public offering and exercised through a cashless exercise feature during the fiscal year ended January 31, 2008.

In June 2005, the Company issued warrants to purchase 62,745 shares of Series D preferred stock in conjunction with obtaining a line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 4.1% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $145,172 as a premium to the debt which was being amortized to interest expense over term of the line or 48 months. There was $87,708 and $36,293 recorded to interest expense in the fiscal years ended January 31,2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

In June 2005, the Company issued warrants to purchase 11,765 shares of Series D preferred stock in conjunction with a $1.5 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 3.9% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $27,194 as a discount to the carrying value of the note which was being amortized over the remaining term of 48 months. There was $16,429 and $6,799 recorded to interest expense in the fiscal years ended January 31 2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

In September 2005, the Company issued warrants to purchase 11,765 shares of Series D preferred stock in conjunction with a $1.5 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 4.2% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $27,249 as a discount to the carrying value of the note which was being amortized over the remaining term of 45 months. There was $17,561 and $7,266 recorded to interest expense in the fiscal years ended January 31, 2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006, the Company issued warrants to purchase 11,765 shares of Series D preferred stock in conjunction with a $1.5 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 4.7% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $27,319 as a discount to the carrying value of the note which was being amortized over the remaining term of 39 months. There was $20,314 and $7,005 recorded to interest expense in the fiscal years ended January 31, 2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

In May 2006, the Company issued warrants to purchase 19,608 shares of Series D preferred stock in conjunction with a $2.5 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 4.9% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $45,573 as a discount to the carrying value of the note which was being amortized over the remaining term of 38 months. There was $35,243 and $10,330 recorded to interest expense in the fiscal years ended January 31,2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

In September 2005, the Company issued warrants to purchase 11,765 shares of Series D preferred stock in conjunction with a $1.5 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 4.2% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $27,249 as a discount to the carrying value of the note which was being amortized over the remaining term of 45 months. There was $17,561 and $7,266 recorded to interest expense in the fiscal years ended January 31, 2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

In March 2006, the Company issued warrants to purchase 11,765 shares of Series D preferred stock in conjunction with a $1.5 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 4.7% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $27,319 as a discount to the carrying value of the note which was being amortized over the remaining term of 39 months. There was $20,314 and $7,005 recorded to interest expense in the fiscal years ended January 31, 2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

In May 2006, the Company issued warrants to purchase 19,608 shares of Series D preferred stock in conjunction with a $2.5 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a 10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 4.9% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $45,573 as a discount to the carrying value of the note which was being amortized over the remaining term of 38 months. There was $35,243 and $10,330 recorded to interest expense in the fiscal years ended January 31,2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the fiscal year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

In June 2006, the Company issued warrants to purchase 7,842 shares of Series D preferred stock in conjunction with a $1 million draw on the Company’s line of credit. The warrants had an exercise price of $2.55 per share and a

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 year term. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, term of ten years, risk free interest rate of 5.1% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $18,244 as a discount to the carrying value of the note which was being amortized over the remaining term of 36 months. There was $14,615 and $3,629 recorded to interest expense in the fiscal years ended January 31,2008 and 2007, respectively. These warrants were exercised for preferred stock through a cashless exercise feature during the year ended January 31, 2008, prior to the closing of the Company’s initial public offering.

As discussed in Note 4, during the fiscal year ended January 31, 2006 the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Effective as of the closing of the Company’s initial public offering, the liability related to the convertible redeemable preferred stock warrants was transferred to additional paid-in-capital and is no longer required to be adjusted at each reporting period.

12.	Common Stock

As of January 31, 2008, the Company had authorized 500,000,000 shares of common stock with a $0.001 par value per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors.

As of January 31, 2008, the Company’s common stock reserved for future issuances included the following:

Warrants to purchase common stock	34,893
Options to purchase common stock	9,379,774
Options reserved for future issuance	1,394,500

10,809,167

During February 2005, certain key investors in the Company purchased 500,000 shares of common stock from a former executive of the Company for $2.3 million. The terms of the purchase agreement included provisions for adjustment of the purchase price within two years based on certain events. The Company determined that the fair value of the arrangement resulted in $0.8 million of consideration paid to the former executive in excess of the fair value of the shares sold. Due to the close relationship between the investors and the Company, the excess consideration was recorded as compensation expense for the Company during the fiscal year ended January 31, 2006.

Restricted Stock Agreements

The Company has entered into restricted stock agreements with certain employees. The agreements provide that, in the event these individuals are no longer employed by the Company, the Company has the right to repurchase any or all unvested shares at the original purchase price per share. Shares subject to restriction typically vest over a four-year period. As of January 31, 2008 and January 31, 2007, 0 and 38,750 shares, respectively, of common stock were subject to repurchase by the Company at a price range of $0.20 to $1.00 per share. In accordance with the provisions of SFAS 123(R), “Share-Based Payment,” certain unvested restricted stock grants issued after March 21, 2002 are recognized as liabilities. These related unvested restricted shares are only accounted for as outstanding when certain repurchase restrictions lapse. At January 31, 2008 and 2007, 0 and 38,750 shares are subject to these provisions and, accordingly, $0 and $23,750 are presented as liabilities at January 31, 2008 and 2007, respectively.

Options and Warrants for Common Stock

During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 5,893 shares of common stock to a consultant in consideration for services rendered. The warrant becomes fully exercisable upon

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified liquidity events and expires ten years from the date of grant. The original fair value of $585 was charged to general and administrative expense during the fiscal year ended January 31, 2001. Changes in the fair value of the unvested shares are recognized as expense in the period of change. There was no change in the fair value of the unvested warrants during the fiscal years ended January 31, 2003 and 2004, and $589, $413, $8,839, $24,750 and $31,233 was charged to general and administrative expense during the fiscal years ended January 31, 2002, 2005, 2006, 2007 and 2008, respectively. The warrant was granted through the 2000 Stock Incentive Plan and is fully vested and unexercised at January 31, 2008.

During the fiscal year ended January 31, 2001, the Company issued warrants to purchase 157,143 shares of common stock to a consultant in consideration for services. These warrants vested over three years, and had exercise prices of $0.002 per share and expire ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model and was expensed during the fiscal years ended January 31, 2003 and 2004. The warrant was granted through the 2000 Stock Incentive Plan and was exercised during the fiscal year ended January 31, 2008.

During the fiscal year ended January 31, 2002, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested on the grant date, has an exercise price of $0.10 per share and expires ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model and was expensed during the fiscal year ended January 31, 2002. The option was granted through the 2000 Stock Incentive Plan and the option is fully vested and unexercised at January 31, 2008.

During the fiscal year ended January 31, 2002, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option vested on the grant date, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model and was expensed during the fiscal year ended January 31, 2002. The option was granted through the 2000 Stock Incentive Plan and the option is fully vested and unexercised at January 31, 2008.

During the fiscal year ended January 31, 2002, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, had an exercise price of $0.20 per share and expired ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model and was expensed during the fiscal years ended January 31, 2003 and 2004. The option was granted through the 2000 Stock Incentive Plan and was exercised during the fiscal year ended January 31, 2008.

During the fiscal year ended January 31, 2003, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model and was expensed during the fiscal years ended January 31, 2003 and 2004. The option was granted through the 2000 Stock Incentive Plan and the option is fully vested and unexercised at January 31, 2008.

During the fiscal year ended January 31, 2003, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option vested on the grant date, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model and was expensed during the fiscal year ended January 31, 2003. The option was granted through the 2000 Stock Incentive Plan and the option is fully vested and unexercised at January 31, 2008.

During the fiscal year ended January 31, 2004, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model and was expensed during the fiscal years ended January 31, 2004 and 2005, respectively. The option was granted through the 2000 Stock Incentive Plan and the option is fully vested and unexercised at January 31, 2008.

During the fiscal year ended January 31, 2005, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, had an exercise price of $1.00 per share and

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expired ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; risk-free rate of 4.5%; volatility of 100% and an expected life of ten years. The original fair value of $4,546 was charged to general and administrative expense over the vesting period. Changes in the fair value of the unvested shares were recognized as expense over the remaining vesting period. During the fiscal years ended January 31, 2006 and 2007, $9,963 and $3,025, respectively, was charged to general and administrative expense. The option was granted through the 2000 Stock Incentive Plan and was exercised during the fiscal year ended January 31, 2008.

During the fiscal year ended January 31, 2006, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vested over two years, has an exercise price of $1.00 per share and expires ten years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; risk-free rate of 4.5%; volatility of 100% and an expected life of ten years. The original fair value of $11,820 is being charged to general and administrative expense over the vesting period. Changes in the fair value of the unvested shares were recognized as expense over the remaining vesting period. During the fiscal years ended January 31, 2008, 2007 and 2006, $6,196, $9,210 and $5,635, respectively, was charged to general and administrative expense. The option was granted through the 2000 Stock Incentive Plan. During the fiscal year ended January 31, 2008, 2,500 shares were exercised. The remaining 2,500 shares are vested and unexercised at January 31, 2008.

During the fiscal year ended January 31, 2008, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vests over two years, has an exercise price of $12.92 per share and expires seven years from the date of grant. The fair value was determined using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; risk-free rate of 3.5%; volatility of 67% and an expected life of seven years. The original fair value of $43,274 is being charged to research and development expense over the vesting period. Changes in the fair value of the unvested shares will be recognized as expense over the remaining vesting period. During the fiscal years ended January 31, 2008, $8,876 was charged to research and development. The option was granted through the 2007 Stock Incentive Plan and all 5,000 shares are unvested at January 31, 2008.

Upon the closing of the Company’s IPO, warrants for 58,000 shares of Series A and Series B preferred stock were converted into warrants for common stock. During the fiscal year ended January 31, 2008, these common stock warrants were exercised for 51,905 shares of common stock through a cashless exercise feature.

Since inception, the Company has issued nonstatutory options and warrants to purchase 272,036 shares of common stock. At January 31, 2008, nonstatutory options and warrants to purchase 52,393 shares of common stock remain outstanding of which 47,393 are fully vested and exercisable.

13.	Stock Option Plans

The Company has stock-based compensation plans, which are described below. Effective February 1, 2006, the Company began recording the issuance of stock options using SFAS 123(R). Prior to February 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25 and related interpretations and followed the disclosure requirements of SFAS 123.

The 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the Company’s board of directors (the “Board of Directors”), on March 21, 2007 and approved by its stockholders on April 27, 2007. The 2007 Plan permits the Company to make grants of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 2,000,000 shares of its common stock for the issuance under the 2007 Plan. As of January 31, 2008, there were 1,394,500 shares of common stock available for grant under the 2007 Plan.

In 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options, restricted stock, warrants and stock grants for

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase of up to 15,721,458 shares, as amended, of the Company’s common stock by employees, officers, directors and consultants of the Company. The 2000 Plan is administered by the Board of Directors. Options may be designated and granted as either “incentive stock options” or “nonstatutory” stock options. The Board of Directors determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). In connection with the adoption of the 2007 Plan, the Board of Directors determined not to grant any further awards under the 2000 Plan subsequent to the closing of the Company’s initial public offering.

In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The amounts included in the consolidated statements of operations for the fiscal years ended January 31, 2008 and 2007 relating to share-based payments are as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 31, 2008	January 31, 2007

Cost of product	$94	$12
Cost of services	116	19
Sales and marketing	1,222	207
Research and development	1,007	160
General and administrative	1,832	479

	$4,271	$877

The fair value of each option granted during the fiscal years ended January 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	January 31, 2008	January 31, 2007

Dividend yield	None	None
Expected volatility	68.3%	79.4%
Risk-free interest rate	4.4%	4.8%
Expected life (in years)	6.2	6.5
Weighted-average fair value at grant date	$4.25	$2.00

Under SFAS 123R, compensation costs for options awarded to employees and directors would have been determined using the fair value amortized to expense over the vesting period of the awards and the recorded net income would have been as follows (in thousands):

Fiscal Year Ended
January 31,
2006

Reported net loss	$(14,025)
Add stock-based employee compensation expense included in net loss	—
Deduct stock-based employee compensation expense determined using the fair value of all awards	(99)

Pro forma net loss	$(14,124)

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pro forma calculations for the fiscal year ended January 31,2006 were made using the minimum value method with the following weighted-average assumptions: expected life of five years; stock volatility of 0%; risk-free interest rate of 4.0%; and no dividend payments during the expected term. Forfeitures are recognized as they occur.

Stock based compensation expense for non-employees for the fiscal years ended January 31, 2008, 2007 and 2006 was $46,000, $37,000 and $839,000, respectively.

Activity under the Plan for the fiscal years ended January 31, 2006, 2007 and 2008 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Life in Years	Value(1)

Outstanding at January 31, 2005	4,663,630	$0.43
Granted	720,750	$1.03
Exercised	(662,436)	$0.23
Canceled	(177,250)	$0.44

Outstanding at January 31, 2006	4,544,694	$0.55
Granted	3,748,000	$2.73
Exercised	(426,913)	$0.35
Canceled	(193,298)	$1.35

Outstanding at January 31, 2007	7,672,483	$1.61
Granted	3,124,248	$9.00
Exercised	(983,595)	$0.61
Canceled	(398,469)	$2.81

Outstanding at January 31, 2008	9,414,667	$4.12	7.78 years	$57.3 million

Exercisable at January 31, 2008	3,622,989	$1.22	6.88 years	$31.3 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the calculated fair value (1) of the Company’s common stock on January 31, 2008 ($9.86) and the exercise price of the underlying options.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
	Number of	Remaining	Exercise	Number of	Weighted Average
Exercise Price Range	Shares	Life in Years	Price	Shares	Exercise Price

$ 0.002 - 0.200	1,192,085	5.51	$0.20	1,192,085	$0.20
0.340 - 0.780	562,916	6.49	0.611	502,374	0.6
1.000 - 1.200	1,146,531	7.05	1.001	788,916	1.001
2.500 - 4.500	3,471,387	8.38	2.732	1,137,364	2.682
6.700 - 9.860	1,858,248	8.65	6.806	—	—
12.000 - 12.950	826,000	8.83	12.117	2,250	12
13.220 - 14.000	357,500	6.88	13.71	—	—

	9,414,667	7.78	$4.12	3,622,989	$1.22

Stock options and warrants to purchase 3,622,989 and 2,576,685 shares of common stock were exercisable as of January 31, 2008 and 2007, respectively. At January 31, 2008, unrecognized share based compensation expense

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $20.7 million, which is expected to be recognized using the straight-line method over a weighted-average period of 3.9 years.

14.	Income Taxes

The Company recorded income tax expense for the fiscal years ended January 31, 2008, 2007 and 2006 of $1.0 million, $0 and $0, respectively.

The components of income taxes consist of the following (in thousands):

	As of January 31,
	2008	2007	2006

Federal
Current	$16	$—	$—
Deferred	—	—
State
Current	39	—	—
Deferred	—	—	—
Foreign
Current	906		—
Deferred	—	—	—

Total provision for income tax	$961	$—	$—

The provision for income taxes for the year ended January 31, 2008 of $1.0 million related primarily to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries.

The components of net deferred tax assets were as follows at January 31, 2008 and 2007 (in thousands):

	As of January 31,
	2008	2007

Net operating loss carryforwards	$10,410	$13,954
Research and development credit carryforwards	4,394	4,503
Capitalized research and development expenses	2,867	3,581
Depreciation	554	427
Stock-based compensation	18	19
Accrued expenses and other	5,440	3,306

Net deferred tax assets	23,683	25,790
Deferred tax valuation allowance	(23,683)	(25,790)

	$—	$—

At January 31, 2008, the Company had available net operating loss carryforwards for federal and state tax purposes of approximately $28.3 million and $19.8 million, respectively. These net operating loss carryforwards may be utilized to offset future taxable income and expire at various dates through fiscal year 2028 and 2013 for federal and state purposes, respectively. The Company also had available research and development credit carryforwards to offset future federal and state taxes of approximately $3.1 million and $1.3 million, respectively, which may be used to offset future taxable income and expire at various dates through fiscal year 2028 and 2023 for federal and state purposes, respectively.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by SFAS No. 109, “Accounting for Income Taxes,” management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal deferred tax assets, and as a result, a full valuation allowance has been established.

Under the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized in future years.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2008	2007	2006

U.S. Federal income tax statutory rate	35.0%	(35.0)%	(34.0)%
State taxes, net of federal taxes	(5.0)	(2.4)	(3.1)
Tax rate differential for international jurisdictions	.2	(0.1)	0.6
Federal and State tax credits	(10.7)	(14.0)	(19.0)
Permanent Items	3.6	1.8	.9
Stock-based Compensation	50.6	3.7	2.4
Change in valuation allowances	(41.2)	46.0	52.2

	32.5%	—	—

Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In June 2006, the FASB published FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions,” or FIN No. 48. This interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. FIN No. 48 contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The Company adopted the provisions of FIN No. 48 effective February 1, 2007.

The following is a rollforward of our gross consolidated liability for unrecognized income tax benefits for the year ended January 31, 2008 (in thousands):

Balance as of February 1, 2007	$250
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	74
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statute of limitations	—

Balance as of January 31, 2008	$324

The Company has an unrecognized tax benefit of approximately $324,000 which increased by $74,000 during the year ended January 31, 2008. The adoption of FIN No. 48 would have resulted in a decrease in retained earnings of $250,000, except that the decrease was fully offset by the reduction of a valuation allowance. In addition, future

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the unrecognized tax benefit of $324,000 will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company is in the process of conducting a Section 382 study to determine whether such an ownership change has occurred and it is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months.

The Company’s accounting policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at January 31, 2008, and has not recognized interest or penalties in the statement of operations for the fiscal year ended January 31, 2008. The Company is not currently under federal, state or foreign income tax examination.

The major domestic tax jurisdictions that remain subject to examination are: U.S. Federal — fiscal years 2004-2007 and U.S. states — fiscal years 2004-2007. We are no longer subject to IRS examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. Within limited exceptions, we are no longer subject to state or local examinations for years prior to 2004, however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period. The major international tax jurisdictions that remain subject to examination are: UK — fiscal years 2004-2007, Japan — fiscal years 2006-2007 and Australia — fiscal years 2005-2007.

Thorough January 31, 2008, the Company has not provided deferred income taxes on the distributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside of the United States. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At January 31, 2008, the Company had $2.8 million of undistributed earnings in its foreign subsidiaries.

15.	Commitments and Contingencies

Lease Obligations

The Company leases its office space and certain equipment under noncancelable operating lease agreements. In March 2008, the Company renegotiated the terms of its lease of its corporate headquarters in Framingham, Massachusetts, to extend the term of the lease to May 31, 2008. The future minimum lease payments under this noncancelable operating lease are $0.4 million for the fiscal year ending January 31, 2009. As part of the noncancelable operating lease, the Company was required to obtain a letter of credit of $0.4 million.

Total lease commitments for office space and equipment under noncancelable operating leases are as follows (in thousands):

Operating
Fiscal Year Ended January 31,	Leases

2009	$1,513
2010	1,333
2011	1,310
2012	1,334
2013	1,393
Thereafter	3,688

Total minimum lease payments	$10,571

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rent expense under the operating leases for the fiscal years ended January 31, 2008, 2007 and 2006 was $2.5 million, $2.1 million and $1.6 million, respectively.

On January 2, 2008, the Company entered into a lease to rent approximately 59,000 square feet of office space in Marlborough Massachusetts to be used as the Company’s primary business location. The lease term commences 10 days after substantial completion of the tenant improvement construction which is currently expected to occur in April 2008, and expires 7 years and 3 months thereafter.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. Based on historical information and information known as of January 31, 2008, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 9) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006

Balance at beginning of period	$1,093	$690	$235
Provision	2,071	1,737	565
Warranty usage	(2,023)	(1,334)	(110)

Balance at end of period	$1,141	$1,093	$690

16.	Industry Segment, Geographic Information and Significant Customers

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of data warehouse appliances. Our chief operating decision-maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the location of the end customer.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006

North America	$104,087	$62,282	$49,857
International	22,599	17,339	3,994

Total	$126,686	$79,621	$53,851

The following table summarizes the Company’s total assets, by geographic location (in thousands):

	As of January 31,
	2008	2007

North America	$189,403	$56,179
International	9,349	13,020

Total	$198,752	$69,199

17.	Quarterly Information (unaudited and in thousands)

	Fiscal Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2006	2006	2006	2007

Revenue	$11,998	$17,784	$23,171	$26,668
Gross margin	7,108	10,629	13,596	16,188
Net loss attributable to Common Stockholders	(4,130)	(1,893)	(1,494)	(457)
Net loss per share attributable to common stockholders-basic and diluted	$(0.78)	$(0.46)	$(0.20)	$(0.26)

	Fiscal Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2007	2007	2007	2008

Revenue	$25,342	$28,400	$33,418	$39,526
Gross margin	15,299	16,963	20,094	24,087
Net income (loss) attributable to Common Stockholders	(1,905)	(1,096)	1,586	3,409
Net income (loss) per share attributable to common stockholders-basic	$(0.44)	$(0.20)	$0.03	$0.06
Net income (loss) per share attributable to common stockholders-diluted	$(0.44)	$(0.20)	$0.02	$0.05

18.	Reverse Stock Split

In March 2007, the Company’s Board of Directors approved a one-for-two reverse stock split of the Company’s common stock (the “stock split”) which became effective upon the filing of the restated certificate of incorporation on June 25, 2007. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock and the shares of common stock issuable upon the conversion of the convertible redeemable preferred stock have also been retroactively adjusted to reflect the stock split.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

During February, March and April 2008, due to current market conditions, the auction process for certain of the Company’s auction rate securities failed, which prevented the Company from liquidating certain of its holdings of auction rate securities. At January 31, 2008, approximately $62.1 million of the Company’s marketable securities were auction rate securities. Of this amount, $8.3 million were liquidated at par value subsequent to January 31, 2008, and $53.8 million represent auctions which continue to have failures. In addition, subsequent to January 31, 2008 the Company purchased an additional $3.7 million of auction rate securities at par, which the Company continues to hold. As of April 15, 2008, the Company holds $57.5 million of auction rate securities. These investments are securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government. In the event that the Company needs to access its investments in these auction rate securities, the Company will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge, which could be material. Due to the Company’s inability to quickly liquidate these investments, it has reclassified those investments with failed auctions and which have not been subsequently liquidated subsequent to January 31, 2008 as long-term assets in its consolidated balance sheet based on their contractual maturity dates.

On February 11, 2008, the Company entered into a letter of credit in the amount of $500,000 with a financial institution in accordance with our lease dated January 2, 2008. This letter of credit requires us to hold $500,000 in cash at the financial institution, the use of which is restricted until the letter of credit expires.

On March 11, 2008, the Company entered into a certificate of deposit in the amount of approximately $139,000 with a financial institution, in accordance with a letter of credit entered into during fiscal year 2008. The use of this certificate of deposit will be restricted until the letter of credit expires.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The term “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We are required to comply with the SEC rules relating to the evaluation by our management, and the audit by our independent registered public accounting firm, of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ending January 31, 2009. The reports of our management and our independent registered public accounting firm must be included in our Annual Report on Form 10-K for the fiscal year ending January 31, 2009.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2008 in connection with our 2008 Annual Meeting of Stockholders (our “Proxy Statement”).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in the Proxy Statement in the sections “Board of Directors and Corporate Governance Information” under the captions “— Members of the Board of Directors”, “— Executive Officers”, “— Board Committees” and “— Code of Business Conduct and Ethics” and in the section “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in the Proxy Statement in the section “Executive and Director Compensation and Related Matters” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is contained in the Proxy Statement in the sections “Proposal 2 Amendment to Our 2007 Stock Incentive Plan — Equity Compensation Plan Information” and “General Information about the Annual Meeting — Beneficial Ownership of Voting Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Proxy Statement in the section “Board of Directors and Corporate Governance Information” under the captions “— Determination of Independence”,” — Board Committees” and “— Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is contained in the Proxy Statement in the section “Proposal 3 Ratification of Selection of Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm’s Fees and Other Matters” and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits: See Index to Exhibits below for a listing of all exhibits to this Annual Report on Form 10-K.

(b) Exhibits

			Incorporated by Reference to
Exhibit			Form and	SEC	Exhibit	Filed with
No.		Description	SEC File No.	Filing Date	No.	this 10-K

3.1		Second Amended and Restated Certificate of Incorporation	10-Q (001-33445)	9-14-2007	3.1
3.2		Amended and Restated By-laws of the Registrant	S-1 (333-141522)	3-22-2007	3.3
4.1		Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A (333-141522)	6-28-2007	4.1
10	.1#	2000 Stock Incentive Plan, as amended	S-1 (333-141522)	3-22-2007	10.1
10	.2#	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.2
10	.3#	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.3
10	.4#	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.4
10	.5#	2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.5
10	.6#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.6
10	.7#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.7
10	.8#	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.8
10	.9#	Fiscal 2008 Executive Officer Incentive Bonus Plan	S-1 (333-141522)	3-22-2007	10.9
10	.10#	Fiscal 2009 Executive Officer Incentive Bonus Plan	8-K (001-33445)	3-3-2008	10.1
10.11		Lease Agreement, dated February 12, 2004, between the Registrant and NDNE 9/90 200 Crossing Boulevard, L.L.C.	S-1 (333-141522)	3-22-2007	10.10
10.12		Lease, dated January 2, 2008, by and between the Registrant and NE Williams II, LLC					*
10.13		Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of December 22, 2004	S-1 (333-141522)	3-22-2007	10.11
10.14		Amendment No. 1 to the Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of June 14, 2005	S-1 (333-141522)	3-22-2007	10.12

			Incorporated by Reference to
Exhibit			Form and	SEC	Exhibit	Filed with
No.		Description	SEC File No.	Filing Date	No.	this 10-K

10	.15#	Letter Agreement between the Registrant and James Baum, dated June 1, 2006	S-1 (333-141522)	3-22-2007	10.13
10	.16#	Form of Executive Retention Agreement for each of Jitendra S. Saxena, James Baum, Patrick J. Scannell, Jr., Raymond Tacoma and Patricia Cotter	S-1 (333-141522)	3-22-2007	10.14
10	.17#	Form of Indemnification Agreement for each of Jitendra S. Saxena, James Baum, Patrick J. Scannell, Jr., Raymond Tacoma, Patricia Cotter, Sunil Dhaliwal, Ted R. Dintersmith, Robert J. Dunst, Jr., Paul J. Ferri, Peter Gyenes, Charles F. Kane and Edward J. Zander	S-1/A (333-141522)	6-28-2007	10.15
10.18		Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated January 31, 2007	S-1 (333-141522)	3-22-2007	10.17
10	.19†	Contractor Agreement between Persistent Systems Pct. Ltd and the Registrant, dated as of February 1, 2001	S-1/A (333-141522)	7-3-2007	10.18
10	.20†	Manufacturing Services Agreement by and between the Registrant and Sanmina-SCI Corporation, dated as of June 17, 2004, as amended by Amendment No. 1 to the Manufacturing Services Agreement, dated as of May 11, 2005	S-1/A (333-141522)	5-15-2007	10.19
21.1		Subsidiaries of the Registrant					*
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accountants					*
31.1		Certification of Principal Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Principal Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2008.

NETEZZA CORPORATION

By:	/s/ Jitendra S. Saxena
Jitendra S. Saxena, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature		Title	Date

By:	/s/ Jitendra S. Saxena Jitendra S. Saxena	Chief Executive Officer and Director (principal executive officer)	April 18, 2008

By:	/s/ Patrick J. Scannell, Jr. Patrick J. Scannell, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 18, 2008

By:	/s/ James Baum James Baum	Director	April 18, 2008

By:	Ted R. Dintersmith	Director	April , 2008

By:	/s/ Robert J. Dunst, Jr. Robert J. Dunst, Jr.	Director	April 18, 2008

By:	/s/ Paul J. Ferri Paul J. Ferri	Director	April 18, 2008

By:	/s/ Peter Gyenes Peter Gyenes	Director	April 18, 2008

By:	Charles F. Kane	Director	April , 2008

By:	Edward J. Zander	Director	April , 2008