Form 10-Q
period 2008-04-30
NETEZZA CORP
filed 2008-06-09
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-33445
NETEZZA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3527320
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
26 Forest Street
Marlborough, MA 01752
(Address of Principal Executive Offices) (Zip Code)
(508) 382-8200
(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 30, 2008, there were 58,427,067 shares of the registrant’s $0.001 par value per share common stock outstanding.

 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	April 30,	January 31,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$75,710	$46,184
Short term marketable securities	3,589	37,149
Accounts receivable	52,502	19,999
Inventory	30,013	31,611
Restricted cash	379	379
Other current assets	4,892	4,038

Total current assets	167,085	139,360
Property and equipment, net	6,009	5,467
Long term marketable securities	51,066	53,775
Restricted cash	639	—
Other long-term assets	481	150

Total assets	$225,280	$198,752

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,037	$5,533
Accrued expenses	5,347	5,494
Accrued compensation and benefits	3,979	5,244
Deferred revenue	56,113	30,588

Total current liabilities	72,476	46,859

Long-term deferred revenue	17,011	15,418

Total long-term liabilities	17,011	15,418

Total liabilities	89,487	62,277

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at April 30, 2008 and January 31, 2008; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at April 30, 2008 and January 31, 2008; 58,185,690 and 57,729,903 shares issued at April 30, 2008 and January 31, 2008, respectively	58	58
Treasury stock, at cost; 139,062 shares at April 30, 2008 and January 31, 2008, respectively	(14)	(14)
Accumulated other comprehensive income	(5,718)	(682)
Additional paid-in-capital	218,475	216,253
Accumulated deficit	(77,008)	(79,140)

Total stockholders’ equity	135,793	136,475

Total liabilities and stockholders’ equity	$225,280	$198,752

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended April 30,
	2008	2007
Revenue
Product	$31,326	$20,577
Services	8,250	4,765

Total revenue	39,576	25,342
Cost of revenue
Product	12,594	8,395
Services	2,104	1,648

Total cost of revenue	14,698	10,043

Gross margin	24,878	15,299

Operating expenses
Sales and marketing	13,330	9,669
Research and development	7,248	5,484
General and administrative	3,113	1,755

Total operating expenses	23,691	16,908

Operating income (loss)	1,187	(1,609)
Interest income	1,743	22
Interest expense	—	213
Other income (expense), net	(133)	169

Income (loss) before income taxes and accretion to preferred stock	2,797	(1,631)
Income tax provision	665	274

Net income (loss)	2,132	(1,905)
Accretion to preferred stock	—	(1,483)

Net income (loss) attributable to common stockholders	$2,132	$(3,388)

Net income (loss) per share attributable to common stockholders:
Basic:
Net income (loss) per share before accretion to preferred stock	$0.04	$(0.25)
Accretion to preferred stock	—	(0.19)

Net income (loss) per share attributable to common stockholders:	$0.04	$(0.44)

Diluted:
Net income (loss) per share before accretion to preferred stock	$0.03	$(0.25)
Accretion to preferred stock	—	(0.19)

Net income (loss) per share attributable to common stockholders:	$0.03	$(0.44)

Weighted average common shares outstanding — basic	57,944,352	7,786,366

Weighted average common shares outstanding — diluted	64,078,735	7,786,366

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended April 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$2,132	$(1,905)
Adjustments to reconcile net income (loss) to net cash used in operating activites
Depreciation	1,043	654
Stock based compensation expense	1,668	897
Change in carrying value of preferred stock warrant liability	—	257
Changes in assets and liabilities
Accounts receivable	(32,509)	9,678
Inventory	706	(8,755)
Other assets	(1,174)	(784)
Accounts payable	1,579	(1,965)
Accrued compensation and benefits	(1,439)	(1,011)
Accrued expenses	(47)	(67)
Deferred revenue	27,117	911

Net cash used in operating activities	(924)	(2,090)

Cash flows from investing activities
Purchase of investments	(7,377)	—
Sales and maturities of investments	38,577	—
Purchases of property and equipment	(693)	(149)
Increase in restricted cash	(639)	—

Net cash provided by (used in) investing activities	29,868	(149)

Cash flows from financing activities
Proceeds from note payable	—	4,000
Repayment of note payable	—	(612)
Proceeds from issuance of common stock upon exercise of stock options	555	279

Net cash provided by financing activities	555	3,667

Net increase in cash and cash equivalents	29,499	1,428
Effect of exchange rate changes on cash and cash equivalents	27	(366)
Cash and cash equivalents, beginning of period	46,184	5,018

Cash and cash equivalents, end of period	$75,710	$6,080

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$188
Cash paid for taxes	$507	$—
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
          The condensed balance sheet at January 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of April 30, 2008 and for the three months ended April 30, 2008 and 2007 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed with the SEC on April 18, 2008.
          In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of April 30, 2008 and results of operations and cash flows for the three months ended April 30, 2008 and 2007 have been made. The results of operations and cash flows for the three months ended April 30, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2009 or any future periods.
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

     Cash, Cash Equivalents and Restricted Cash
          The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds of major financial institutions. Accordingly, its investments are subject to minimal credit and market risk. At April 30, 2008 and January 31, 2008, cash equivalents were comprised of money market funds totaling $59.8 million and $31.7 million, respectively. These cash equivalents are carried at cost which approximates fair value. Restricted cash represents the amount of cash equivalents required to be maintained by the Company under letters of credit to comply with the requirements of office space lease agreements. The letters of credit totaled $1.0 million and $0.4 million at April 30, 2008 and January 31, 2008, respectively.
     Investments
          The Company accounts for and classifies its investments as either “held-to-maturity,” “available-for-sale,” or “trading,” in accordance with the guidance outlined in Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). The determination of the appropriate classification by the Company is based on a variety of factors, including management’s intent at the time of purchase.
          Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At April 30, 2008, the Company had no investments which were classified as held-to-maturity.
          Available-for-sale securities are those securities which the Company views as available for use in current operations. Accordingly, the Company has classified all of its investments as available-for-sale securities. Some securities have been classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date due to the Company’s ability and intent to liquidate these investments within twelve months. During the quarter ended April 30, 2008, the Company has classified $51.1 million of auction rate securities as long-term marketable securities due to management’s estimate of its inability to liquidate these investments within the next twelve months. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized.
          Trading securities are those securities which are bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Trading securities are stated at fair value with their unrealized gains and losses included in current earnings. At April 30, 2008, the Company had no investments which were classified as trading.
          The fair value of the Company’s investments is determined from quoted market prices. The Company has investments in auction rate securities that consist entirely of municipal debt securities, which are recorded in its financial statements at cost, which approximates fair market value (unless the auction fails) due to their variable interest rates, which reset through an auction process typically every 28 days. This auction mechanism generally allows existing investors to continue to own their securities with a revised interest rate based on the auction or liquidate their holdings by selling these auction rate securities at par value. Because of the short intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. To the extent an auction were to fail such that the securities were deemed to be not liquid, the Company would need to seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions (Note 3). Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions and which have not been subsequently liquidated, as long-term assets in its consolidated balance sheet based on management’s estimate of its inability to liquidate these investments within the next twelve months.

          Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company periodically employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding the Company’s marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; overall market conditions and trends; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, the Company will record a write-down in its Statement of Operations and a new cost basis in the security is established. There were no unrealized losses in the Company’s investments which were deemed to be other than temporary in the three months ended April 30, 2008. Realized gains and losses are determined on the specific identification method and are included in interest income in the Statements of Operations. Interest income is accrued as earned.
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
          Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. The Company enters into derivative transactions, specifically foreign currency forward contracts, to manage the Company’s exposure to fluctuations in foreign exchange rates that arise, primarily from the Company’s foreign currency-denominated receivables and payables. The contracts are primarily in British Pounds, Australian Dollars and Japanese Yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. The Company does not enter into or hold derivatives for trading or speculative purposes. Generally, the Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. Net realized and unrealized (if any outstanding) gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. There were no outstanding forward contracts at April 30, 2008.
     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation,”. The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the three months ended April 30, 2008 and 2007 were $(0.1) million and $0.4 million, respectively and recorded as other income (expense), net in the consolidated statements of operations.

     Concentration of Credit Risk
          The Company maintains its cash in bank deposit accounts and its investments in brokerage accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
          Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. At April 30, 2008, one customer accounted for 39% of total accounts receivable. At January 31, 2008, two customers accounted for 28% and 11% of total accounts receivable. No one customer accounted for more than 10% of revenue for the three months ended April 30, 2008, while one customer accounted for 20% of revenue for the three months ended April 30, 2007.
     Stock-Based Compensation
          The Company accounts for employee stock-based compensation under SFAS No. 123(R), “Share-Based Payment,”(“SFAS 123(R)”) a revision of SFAS No. 123, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In accordance with SFAS 123(R), the Company will recognize the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award..
          The Company accounts for stock-based compensation expense for non-employees using the fair value method prescribed by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and the Black-Scholes option pricing model, and records the fair value of non-employee stock options as an expense over the vesting term of the option.
     Net Income (Loss) Per Share
          The Company computes basic net income (loss) per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. Net income (loss) attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations for the three months ended April 30, 2007 because to do so would be anti-dilutive.
          The components of the net income (loss) per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Three Months Ended April 30,
	2008	2007
Net income (loss) attributable to common stockholders	$2,132	$(3,388)
Weighted average shares used to compute net income (loss) per share:
Basic	57,944	7,786
Dilutive options to purchase common stock	6,135	—

Diluted	64,079	7,786

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.44)

Diluted	$0.03	$(0.44)

          The following convertible preferred stock, warrants to purchase convertible preferred stock, and options and warrants to purchase common stock have been excluded from the computation of diluted net income (loss) per share, because including the preferred stock, options and warrants would be anti-dilutive. The Company has excluded the convertible preferred stock from the basic earnings per share calculation as the preferred stockholders did not have a contractual obligation to share in the losses of the Company.

	Three Months Ended
	April 30,
	2008	2007
Convertible preferred stock upon conversion to common stock	—	38,774,847
Warrants to purchase convertible preferred stock	—	241,490
Warrants to purchase common stock	—	192,036
Options to purchase common stock	5,308,248	8,695,973
     Income Taxes
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”) FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on February 1, 2007 and the adoption did not have an effect on its consolidated results of operations or financial condition.
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
     Comprehensive Income (Loss)
          Comprehensive income (loss) consists of net income (loss), adjustments to stockholders’ equity for foreign currency translation adjustments and net unrealized gains or losses from investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income consists of foreign exchange gains and losses and net unrealized gains or losses from investments.
          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended April 30,
	2008	2007
Net income (loss)	$2,132	$(1,905)
Other comprehensive income (loss):
Foreign currency adjustment	33	(327)
Net unrealized loss from investments	(5,069)	—

Total comprehensive loss	$(2,904)	$(2,232)

     Recent Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. The Company adopted SFAS 159 on February 1, 2008 and elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS 141(R) on its financial position and results of operations.
          From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Fair Value Measurements
          In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands the requirements for disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued Staff Position FAS No. 157-2, “Partial Deferral of the Effective Date of Statement No. 157,” or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement effective February 1, 2008 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement effective as of February 1, 2009 for other non-financial assets or liabilities.
          SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The following table summarizes the composition of the Company’s investments at April 30, 2008 and January 31, 2008 (in thousands):

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
April 30, 2008	Cost	Gains	Losses	Fair Value	Securities	Securities
U.S. treasury and government agency securities	$1,977	$12	$—	$1,989	$1,989	$—
Auction Rate Securities	57,475	—	(4,809)	52,666	1,600	51,066

	$59,452	$12	$(4,809)	$54,655	$3,589	$51,066

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
January 31, 2008	Cost	Gains	Losses	Fair Value	Securities	Securities
Corporate debt securities	$9,867	$103	$—	$9,970	$9,970	$—
U.S. treasury and government agency securities	2,001	3	—	2,004	2,004	—
Commerical Paper	16,709	166	—	16,875	16,875	—
Auction Rate Securities	62,075	—	—	62,075	8,300	53,775

	$90,652	$272	$—	$90,924	$37,149	$53,775

          The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments, restricted cash and cash equivalents, at April 30, 2008 (in thousands):

		Fair Value Measurements at
	Total Fair Value at	Reporting Date Using
	April 31, 2008	Level 1	Level 2	Level 3
Money market funds	$59,839	59,839	—	—
Certificates of deposit	1,018	1,018	—	—
U.S. government agency obligations	1,989	1,989	—	—
Auction rate securities	52,666	—	1,600	51,066

	$115,512	$62,846	$1,600	$51,066

          The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate
Securities
Balance as of January 31, 2008	$—
Transfers in from level 1	55,875
Unrealized losses included in accumulated other comprehensive loss	(4,809)

Balance as of April 30, 2008	$51,066

At April 30, 2008 these assets represented 44% of total assets measured at fair value.
          At April 30, 2008, the Company grouped money market funds, certificates of deposit and U.S. government obligations using a level 1 valuation because market prices are readily available. At April 30, 2008, the fair value of the Company’s assets grouped using levels 2 and 3 valuation consisted of auction rate securities (“ARSs”) that are AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days.

Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates.
          Beginning in late February 2008, however, the auctions for ARSs then held by the Company were unsuccessful. As a result, the interest rates on ARSs reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis included the following assumptions:

Expected Term	5 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	5.14%
           The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels federal insurance or FFELP backing for each security.
          As a result, as of April 30, 2008, the Company recorded an unrealized loss of $4.8 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss within stockholders’ equity.
          In addition, as of April 30, 2008, $1.0 million of the Company’s marketable securities were classified as restricted. These securities represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, related to facility leases; $0.6 million of these securities are classified as long-term and $0.4 million are classified as short-term on the unaudited consolidated balance sheet as of April 30, 2008. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2015.
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
          The Company adopted FSP 150-5 as of August 1, 2005 and recorded an expense of $0.2 million for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date. In the three months ended April 30, 2007, the Company recorded $0.3 million of additional expense to reflect the increase in fair value between February 1, 2007 and the closing of the Company’s initial public offering.
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

5. Inventory
Inventory consists of the following (in thousands):

	April 30,	January 31,
	2008	2008
Raw materials	$1,540	$2,203
Finished goods	28,473	29,408

	$30,013	$31,611

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	April 30,	January 31,
	2008	2008
Engineering test equipment	$11,939	$11,047
Computer equipment and software	5,024	4,329
Furniture and fixtures	215	215
Leasehold improvements	266	266

	17,444	15,857
Less: accumulated depreciation	11,435	10,390

	$6,009	$5,467

          Depreciation expense for the three months ended April 30, 2008 and 2007 was $1.0 million and $0.7 million, respectively. During the three months ended April 30, 2008, $0.9 million of inventory was reclassified to fixed assets, representing a non-cash increase in property and equipment.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 30,	January 31,
	2008	2008
Inventory Items	$1,559	$1,771
Corporate taxes	950	660
Legal/audit/compliance	799	751
Partner fees	469	168
Sales meetings and events	353	930
Other	1,217	1,214

	$5,347	$5,494

8. Lines of Credit
          In June 2005, the Company entered into a credit line agreement with an outside party. Under this agreement, the Company was able to borrow up to $8.0 million. The Company was required to make interest only payments on any amounts borrowed through June 2006 and was then required to make 36 equal consecutive monthly installments of principal and interest through June 2009. The Company had borrowed the full $8.0 million as of June 30, 2006. Interest rates were fixed for the term of the loan at the time of each advance and were 10%, 10.75%, 11.75% and 12%. The loan was secured by all assets of the Company, excluding intellectual property. All borrowings under this credit line were repaid in full in July 2007. In addition, in conjunction with the line of credit, the Company issued warrants to purchase 125,490 shares of Series D preferred stock at a price of $2.55 per share. These warrants were exercised in July 2007. As the credit line was no longer outstanding, the remaining debt discount and premium were recorded as interest expense during the three months ended July 31, 2007.
          In January 2007, the Company entered into a revolving credit line agreement with an outside party. Under this agreement, the Company could borrow up to $15.0 million. Borrowings under the line were due and payable on the maturity date of January 31, 2008. The interest on this revolving credit line was a floating rate of 1% below the prime rate, payable monthly. This revolving line of credit agreement contained a financial covenant that provided that the Company must achieve certain minimum revenue targets for each of the six consecutive fiscal quarters ending on April 30, 2008. The Company was in compliance with this covenant as of January 31, 2007. The loan was secured by all assets of the Company, excluding intellectual property. This agreement contained both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions result in a short-term classification of the line of credit in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The Company borrowed $4.0 million in April 2007 and $4.0 million in May 2007 under the revolving line of credit. The Company repaid the outstanding balance under the revolving line of credit of $8.0 million in July 2007. This agreement expired on January 31, 2008.
9. Warrants for Preferred Stock
          In conjunction with obtaining and drawing down on lines of credit, the Company issued warrants to purchase 80,000 shares of Series A convertible preferred stock and 36,000 shares of Series B convertible redeemable preferred stock. Upon the closing of the initial public offering, these warrants converted into warrants to purchase 58,000 shares of common stock. As discussed in Note 4, in August 2005, in accordance with FSP 150-5, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Upon the closing of the initial public offering in July 2007, the preferred stock warrant liability was reclassified to additional paid-in capital and is no longer required to be adjusted at each reporting period.
          In conjunction with obtaining and drawing down on a line of credit, the Company issued warrants to purchase 125,490 shares of Series D convertible preferred stock. These warrants were exercised in July 2007 prior to the closing date of the initial public offering.
          As discussed in Note 4, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Upon exercise of the warrants, the liability was adjusted to the intrinsic value plus cash consideration and reclassified as preferred stock in the mezzanine section of the balance sheet. The line of credit was closed, therefore, the remaining debt premium and debt discounts which were recorded at the issuance of the warrants were recorded as interest expense during the second quarter of fiscal 2008.
10. Stockholders’ Equity
          During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 5,893 shares of common stock to a consultant in consideration for services rendered. The warrant is fully vested, has an exercise price of $0.002 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at April 30, 2008.

          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.10 per share and expires ten years from the date of grant. The fully vested option remains unexercised at April 30, 2008.
          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at April 30, 2008.
          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at April 30, 2008.
          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at April 30, 2008.
          During the fiscal year ended January 31, 2004, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at April 30, 2008.
          During the fiscal year ended January 31, 2006, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $1.00 per share and expires ten years from the date of grant. The option is fully vested and 2,500 shares remain unexercised at April 30, 2008.
          During the fiscal year ended January 31, 2008, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vests over two years, has an exercise price of $12.92 per share and expires seven years from the date of grant. At April 30, 2008, options for 625 shares were fully vested and unexercised, and options for 4,375 shares were outstanding and unvested.
          At April 30, 2008, nonstatutory options and warrants to purchase 52,393 shares of common stock remain outstanding, of which 48,018 are fully vested and exercisable.
11. Stock Option Plans
          The Company has two stock plans. The Company’s 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the board of directors on March 21, 2007 and approved by stockholders on April 27, 2007. The 2007 Plan permits the Company to make grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. The Company reserved 2,000,000 shares of its common stock for the issuance under the 2007 Plan. On February 1, 2008, 2,015,679 shares were added to the shares issuable under the 2007 plan.
          The Company’s 2000 Stock Incentive Plan, as amended (“2000 Plan”) provided for the grant of incentive stock options and nonqualified stock options, restricted stock, warrants and stock grants for the purchase of up to 15,721,458 shares of common stock, to employees, officers, directors and consultants of the Company. The 2000 Plan is administered by the Company’s board of directors. In connection with the adoption of the 2007 Plan, the board of directors determined not to grant any further awards under the 2000 Plan subsequent to the closing of the Company’s initial public offering.
          Under SFAS 123(R), the Company calculates the fair value of stock option grants using the Black-Scholes option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards require the use of highly subjective assumptions, including the expected life of the stock-based awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.

          The amounts included in the consolidated statements of operations for the three months ended April 30, 2008 and 2007 relating to share-based expense under SFAS 123(R) are as follows (in thousands):

	Three Months Ended April 30,
	2008	2007
Cost of Products	$43	$22
Cost of Services	45	26
Sales and Marketing	571	249
Research and Development	441	148
General and Administrative	560	434

	$1,660	$879

           Stock based compensation for non-employees for the three months ended April 30, 2008 and 2007 was approximately $8,000 and $18,000, respectively.
          The following table summarizes the Company’s stock option activity for the three months ended April 30, 2008:

				Weighted
	Shares	Number of		Average	Aggregate
	Available for	Options	Weighted Average	Remaining Life	Intrinsic
	Grant	Outstanding	Exercise Price	in Years	Value
Outstanding at January 31, 2008	1,394,500	9,414,667	$4.12
Additional Shares Authorized	2,015,679	—
Granted	(2,342,000)	2,342,000	$9.94
Exercised	—	(455,787)	$1.22
Forfeited, cancelled or expired (1)	—	(112,145)	$5.67

Outstanding at April 30, 2008	1,068,179	11,188,735	$5.44	7.43 years	$60.1 million

Exercisable at April 30, 2008	—	3,842,231	$1.87	6.91 years	$33.6 million

(1)	Options cancelled under the 2000 plan after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. For the three months ended April 30, 2008, options for 112,145 shares granted under the 2000 plan have been cancelled.
          The fair value of each option granted during the three months April 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	April 30,
Stock Options	2008	2007
Dividend yield	None	None
Expected volatility	46.1%	75.1%
Risk-free interest rate	2.53%	4.50%
Expected life (in years)	5.0	6.5
Fair value at grant date	$4.29	$2.38
At April 30 2008, unrecognized compensation expense related to non-vested stock options was $28.7 million, which is expected to be recognized over a weighted-average period of 4.0 years.
          The Company accounts for stock-based compensation expense for non-employees using the fair value method prescribed by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for

Acquiring, or in Conjunction with Selling, Goods or Services” and the Black-Scholes option pricing model, and records the fair value of non-employee stock options as an expense over the vesting term of the option.
12. Income Taxes
          The Company recorded a provision for income taxes of $0.7 million and $0.3 million for the three months ended April 30, 2008 and 2007, respectively. The Company’s effective income tax rate was 23.8% and (17.0%) for the three months ended April 30, 2008 and 2007, respectively. Although the Company recorded a net loss for the three months ended April 30, 2007, due to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries, the Company recorded a provision for this period. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.
          As required by SFAS 109, management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal deferred tax assets, and as a result, a full valuation allowance has been established.
          The Company has an unrecognized tax benefit of approximately $324,000, as of January 31, 2008 and $1,512,000 as of April 30, 2008. The increase from January 31, 2008 was based on new information causing the reassessment of the measurement and recognition of the Company’s tax attributes. The change in the unrecognized tax benefit does not have an impact on the effective tax rate.
          In general, the rules of Section 382 of the Internal Revenue Code (the “Code”) limit a corporation’s ability to utilize existing net operating loss carryovers (“NOLs”) if the corporation experiences an ownership change within the meaning of that Code section (an “Ownership Change”). An Ownership Change results from transactions increasing the ownership of certain existing stockholders and/or new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period.
          The Company has determined that as a result of several Ownership Changes, the utilization of its NOLs is subject to annual limitations. In addition, approximately $320,000 of the federal NOLs will expire unused and cannot be used by the Company.
          The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2008 and 2007, and has not recognized interest or penalties in the statement of operations for the three months ended April 30, 2008 or 2007.
          The major domestic tax jurisdictions that remain subject to examination are: U.S. Federal —fiscal years 2004-2007 and U.S. states — fiscal years 2004-2007. The Company is no longer subject to examination by the U.S. Internal Revenue Service (“IRS”) for fiscal years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. There are currently no state audits in progress. Within limited exceptions, the Company is no longer subject to state or local examinations for years prior to 2004; however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period. The major international tax jurisdictions that remain subject to examination are: UK — fiscal years 2004-2007, Japan — fiscal years 2006-2007 and Australia — fiscal years 2005-2007.
13. Commitments and Contingencies
Guarantees and Indemnification Obligations

          The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of April 30, 2008, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
Warranty
          The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended April 30,
	2008	2007
Balance at beginning of period	$1,141	$1,093
Provision	442	433
Warranty usage *	(515)	(511)

Balance at end of period	$1,068	$1,015

*	Warranty usage includes expiration of product warranty
14. Industry Segment and Geographic Information
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
          Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Fiscal Year Ended April 30,
	2008	2007
North America	$28,401	$20,764
International	11,175	4,578

Total	$39,576	$25,342

          The following table summarizes the Company’s total assets, by geographic location (in thousands):

	April 30,	January 31,
	2008	2008
North America	$213,854	$189,403
International	11,426	9,349

Total	$225,280	$198,752

15. Subsequent Event
          On May 9, 2008, the Company completed the acquisition of all outstanding capital stock of NuTech Solutions, Inc., for $6.4 million in cash.
          On June 6, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s 2007 Stock Incentive Plan (“2007 Plan”) was amended to provide that, notwithstanding the automatic increases provided for under the current terms of the plan, the number of shares that may be issued under the 2007 Plan may not exceed 15,000,000. This amendment was required to ensure that the board of directors can grant valid incentive stock option awards under the 2007 Plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on April 18, 2008. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.
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
          We are currently headquartered in Marlborough, Massachusetts. In May 2008, we moved our headquarters from Framingham, Massachusetts to our current location in Marlborough. Our personnel and operations are also located throughout the United States, as well as in Canada, the United Kingdom, Australia, Germany, Japan and Korea. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage. Our fiscal year ends on January 31. When we refer to a particular fiscal year, we are referring to the fiscal year ended January 31 of that year. For example, fiscal 2009, refers to the fiscal year ended January 31, 2009.
Revenue
          We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the three months ended April 30, 2008 and 2007, U.S. customers accounted for approximately 68% and 75% of our revenue, respectively. For fiscal 2008, 2007 and 2006, U.S. customers accounted for approximately 80%, 76% and 88% of our revenue, respectively.
          Product Revenue. The significant majority of our revenue is generated through the sale of our NPS appliances, primarily to companies in the following vertical industries: telecommunications, e-business, retail, financial services, analytic service providers, government and healthcare. As we have grown we have reduced our dependency on our largest customers, with no customer accounting for more than 10% of our total revenue during the three months ended April 30, 2008, one customer accounting for more than 10% of our total revenue in fiscal 2008 and no customer accounting for more than 10% of our total revenue in fiscal 2007. Our future revenue growth will depend in significant part upon further sales of our NPS appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch”, high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.
          Services Revenue. We sell product maintenance services to our customers. In addition, we offer installation, training and professional services to our customers. The percentage of our total revenue derived from support services was 21% for the three months ended April 30, 2008, 19% in each of fiscal 2008 and 2007 and 15% in fiscal

2006. We anticipate that maintenance services will continue to be purchased by new and existing customers and that services revenue will continue to be between 18% and 20% of our total revenue.
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
Operating Expenses
          Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew to 294 employees at April 30, 2008 from 225 employees at January 31, 2007. We expect to continue to hire significant numbers of new employees to support our anticipated growth.
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
            We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:
•	revenue recognition;

•	stock-based compensation;

•	inventory valuation;

•	warranty reserves;

•	accounting for income taxes; and

•	valuation of investments.
          Accordingly, we believe the policies set forth above are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Additional information about these critical accounting policies may be found in the “Managements Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. There have been no material changes in our critical accounting policies since January 31, 2008.

Results of Operations
          The following table sets forth our consolidated results of operations for the periods shown.

			Percentage Change
	Three Months Ended April 30,		2008 vs
	2008	2007	2007
	(In thousands)
Revenue
Product	$31,326	$20,577	52.2%
Services	8,250	4,765	73.1%

Total revenue	39,576	25,342	56.2%
Cost of revenue
Product	12,594	8,395	50.0%
Services	2,104	1,648	27.7%

Total cost of revenue	14,698	10,043	46.4%

Gross margin	24,878	15,299	62.6%

Operating expenses
Sales and marketing	13,330	9,669	37.9%
Research and development	7,248	5,484	32.2%
General and administrative	3,113	1,755	77.4%

Total operating expenses	23,691	16,908	40.1%

Operating income (loss)	1,187	(1,609)
Interest income	1,743	22	7822.7%
Interest expense	—	213	-100.0%
Other income (expense), net	(133)	169

Income (loss) before income taxes and accretion to preferred stock	2,797	(1,631)
Income tax provision	665	274

Net income (loss)	$2,132	$(1,905)

Revenue
          Total revenue was $39.6 million and $25.3 million in the three months ended April 30, 2008 and 2007, respectively, representing an increase of 56%.

          Product revenue was $31.3 million and $20.6 million in the three months ended April 30, 2008 and 2007, respectively, representing an increase of 52%. This increase was primarily driven by a growing acceptance and need for data warehouse systems and is indicative of customers valuing the capabilities and return on investment that they provide. This increase was based on increased sales volume, due primarily to sales to new customers rather than price increases. Product revenue related to new customer sales increased $7.2 million, as the number of new customers increased to 31 in the three months ended April 30, 2008, from 14 new customers in the three months ended April 30, 2007, bringing our total installed base to 173 customers. Product revenue related to repeat business from the installed base increased $3.5 million in the three months ended April 30, 2008 as existing customers purchased additional systems and/or additional capacity on their existing systems.
          Geographically, 71% of our product revenue was in North America and 29% was international for the three months ended April 30, 2008, as compared to 82% of our product revenue in North America and 18% international for the three months ended April 30, 2007. The increases in international product sales were facilitated by an increase in the size of our dedicated sales force outside of the United States. The number of sales and marketing employees increased to 117 at April 30, 2008, from 94 at April 30, 2007. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was also an important factor in generating additional sales.
          Services revenue was $8.3 million and $4.8 million in the three months ended April 30, 2008 and 2007, respectively, representing an increase of 73%. This increase was the result of increased product sales, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin
          Total gross margin was 63% and 60% for the three months ended April 30, 2008 and 2007, respectively.
          Product gross margin was 60% and 59% for the three months ended April 30, 2008 and 2007, respectively. This increase in the three months ended April 30, 2008 was due primarily to a reduction in the cost of our hardware components which had been occurring since fiscal 2007.
          Services gross margin was 75% and 65% for the three months ended April 30, 2008 and 2007, respectively. The increase in the three months ended April 30, 2008 was a result of our services revenue growth of 73% while cost of service revenue increased only 28%. Services headcount increased 29% to 36 at April 30, 2008 from 28 at April 30, 2007.
Sales and Marketing Expenses
          Sales and marketing expenses increased $3.7 million, or 38%, in the three months ended April 30, 2008. As a percentage of revenue, sales and marketing expenses were 34% and 38% for the three months ended April 30, 2008 and 2007, respectively.
          The increase in sales and marketing expenses of $3.7 million was due primarily to increases of $1.4 million in sales commissions, $0.6 million in salaries and employee benefits, $0.6 million in Partner referral fees, $0.3 million in stock-based compensation expense, $0.3 million in sales office rent and office costs to support the continued geographic expansion of the sales force, $0.2 million in sales travel and $0.2 million in recruiting fees.
          The number of sales and marketing employees increased to 117 at April 30, 2008 from 94 at April 30, 2007, in order to expand our sales force to provide better geographic distribution and market penetration.

Research and Development Expenses
          Research and development expenses increased $1.8 million, or 32%, in the three months ended April 30, 2008. As a percentage of revenue, research and development expenses were 18% and 22% for the three months ended April 30, 2008 and 2007, respectively.
          The increase in research and development expenses of $1.8 million was due primarily to increases of $0.9 million in salaries, benefits and offshore consulting costs, $0.4 million in depreciation expense, $0.3 million in stock-based compensation expense and $0.2 million in prototype expense and inventory expensed.
          The number of research and development employees increased to 103 at April 30, 2008 from 83 at April 30, 2007, to help us broaden and improve the development of new technology and product enhancements. The offshore development team from our contract engineering firm increased to 61 people at April 30, 2008 from 55 people at April 30, 2007, in order to take advantage of the cost efficiencies associated with offshore research and development resources.
General and Administrative Expenses
          General and administrative expenses increased $1.4 million, or 77%, in the three months ended April 30, 2008. As a percentage of revenue, general and administrative expenses were 8% and 7% for the three months ended April 30, 2008 and 2007, respectively.
          The increase in general and administrative expenses of $1.4 million was due primarily to increases of $0.8 million in audit, tax, legal, insurance and consulting costs, all of which increased as a result of being a public company, $0.3 million in salaries and benefits and $0.1 million in stock-based compensation expense.
          The number of general and administrative employees increased to 27 at April 30, 2008 from 18 at April 30, 2007 to ensure we have appropriate infrastructure to support the growth of our organization and to support the additional demands of public company compliance.
Interest Income (Expense), Net
          We recorded $1.7 million of interest income, net in the three months ended April 30, 2008 as compared to $0.2 million of interest expense, net in the three months ended April 30, 2007. This change was primarily due to an increase of $1.7 million in interest income resulting from the investment of proceeds from our initial public offering in July 2007. The components of interest income, net for the three months ended April 30, 2008 were interest income of $1.7 million and interest expense of $0. The components of interest expense, net for the three months ended April 30, 2007 were interest expense of $0.2 million and interest income of $0.
Other Income (Expense), Net
          We incurred other expense, net of $0.1 million in the three months ended April 30, 2008 as compared to other income, net of $0.2 million in the three months ended April 30, 2007. The components of other expense, net, for the three months ended April 30, 2008 were $0.1 million of losses on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries. The components of other income, net of $0.2 million in the three months ended April 30, 2007 were $0.4 million of gains on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries, partially offset by $0.3 million from the mark-to-market adjustments on preferred stock warrants.
Provision for Income Taxes
          We recorded a provision for income taxes of $0.7 million for the three months ended April 30, 2008, as compared to $0.3 million for the three months ended April 30, 2007. The provision for both periods was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.
Liquidity and Capital Resources
     As of April 30, 2008, our principal sources of liquidity were cash and cash equivalents of $75.7 million, short-term investments of $3.6 million and accounts receivable of $52.5 million.
          Since our inception, we have funded our operations using a combination of issuances of convertible preferred stock, which provided us with aggregate net proceeds of $73.3 million, cash collections from customers and a term loan credit facility and a revolving credit facility with Silicon Valley Bank. In July 2007, we raised $113.0 million of proceeds, net of underwriting discounts and expenses, in our initial public offering. In the future, we anticipate that our primary sources of liquidity will be cash generated from our operating activities, as our credit facility with Silicon Valley Bank expired as of January 31, 2008 and was not renewed.
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
          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended April 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(924)	$(2,090)
Net cash provided by (used in) investing activities	29,868	(149)
Net cash provided by financing activities	555	3,667
          At April 30, 2008, held ARSs totaling $51.1 million. These ARSs that are AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARSs then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the credit worthiness of the issuer. The discounted cash flow analysis assumes a discount rate of 5.14%, expected term of five years and an illiquidity discount of 1.5-1.8%. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity premium was based on the levels federal insurance or FFELP backing for each security. As a result, as of April 30, 2008, we recorded an unrealized loss of $4.8 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss on our consolidated balance sheet. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of three years or seven years and discount rate of 4.51% and 5.69% respectively, the gross unrealized loss would have been $2.3 million or $7.7 million, respectively. If we had used a term of five years and discount rate of 4.64% or 5.64%, the gross unrealized loss would have been $3.7 million or $5.9 million, respectively. If we had used a term of 5 years and illiquidity discounts of 1.3-1.6% or 1.7-2.0%, the gross unrealized loss would have been $4.4 million or $5.3 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial conditions or results of operations during fiscal 2009.
     Cash Used In Operating Activities
     Net cash used in operating activities was $0.9 million for the three months ended April 30, 2008 and primarily consisted of an increase in accounts receivable of $32.5 million (approximately $30 million was due and expected in late April 2008 but was collected in early May 2008). These uses of cash were partially offset by an increase in deferred revenues of $27.1 million.
     Net cash used in operating activities was $2.1 million for the three months ended April 30, 2007 and primarily consisted of a net loss of $1.9 million, an increase in inventory of $8.8 million and a decrease in accounts payable and accrued expenses of $3.0 million. These uses of cash were partially offset by a decrease in accounts receivable of $9.7 million, depreciation expense of $0.7 million and stock-based compensation expense of $0.9 million.
     Cash Provided by (Used in) Investing Activities
     Net cash provided by investing activities was $29.9 million for the three months ended April 30, 2008, which primarily consisted of $38.9 million of sales and maturities of our short-term investments. These proceeds were partially offset by $7.4 million used to purchase our short-term investments.
     Net cash used in investing activities was $0.1 million for the three months ended April 30, 2007 and consisted of the purchase of computer equipment and software.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $0.6 million for the three months ended April 30, 2008, which primarily consisted of $0.6 million received from the issuance of common stock upon the exercise of stock options.
     Net cash provided by financing activities was $3.7 million for the three months ended April 30, 2007, which primarily consisted of $3.4 million of net borrowings under our debt facility and $0.3 million received from the issuance of common stock upon the exercise of stock options.
     Contractual Obligations
     The following is a summary of our contractual obligations as of April 30, 2008:

		Less than			More than
Contractual obligations	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
			(in thousands)
Operating lease obligations	10,240	1,128	2,696	2,728	3,688
Purchase obligations (1)	10,530	10,530	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.
          We believe that our cash and cash equivalents of $75.7 million, short term investments of $3.6 million and accounts receivable of $52.5 million at April 30, 2008, together with any cash flows from operations, will be sufficient to fund our projected operating requirements for the foreseeable future. Our future working capital requirements will depend on many factors, including the rate of revenue growth, our introduction of new products or enhancements, our expansion of sales and marketing and product development activities. However, to the extent that our cash and cash equivalents, our short term marketable securities and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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
     Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands the requirements for disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued Staff Position FAS No. 157-2, “Partial Deferral of the Effective Date of Statement No. 157,” or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. We are currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.
          SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:
Level 1	—Quoted prices in active markets for identical assets or liabilities.

Level 2	— Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. We adopted SFAS 159 on February 1, 2008 and elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have a material impact on our financial position and results of operations.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 141(R) on its financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the Euro, the Canadian dollar and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of April 30, 2008, we had $5.4 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily in British Pounds, Australian Dollars and Japanese Yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. Net realized and unrealized (if any outstanding) gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. There were no outstanding contracts at April 30, 2008 or 2007.
     Interest Rate Risk
     We had a cash, cash equivalents and investments balance of $130.4 million at April 30, 2008, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit.
          At April 30, 2008, we held $51.1 million in ARSs that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of April 30, 2008 and recorded an unrealized loss of $4.8 million related to the temporary impairment of the ARSs. This impairment has been included in accumulated other comprehensive loss on our consolidated balance sheet. See Note 3 to the accompanying financial statements for a description of how we value these ARSs. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of 3 years or 7 years and discount rate of 5.14%, the gross unrealized loss would have been $2.3 million or $7.7 million, respectively. If we had used a term of 5 years and discount rate of 4.64% or 5.64%, the gross unrealized loss would have been $3.7 million or $5.9 million, respectively. If we had used a term of 5 years and illiquidity discounts of 1.3-1.6% or 1.7-2.0%, the gross unrealized loss would have been $4.4 million or $5.3 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial condition or results of operations during fiscal 2009.
Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
          An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding whether to purchase shares of our common stock. Each of these risks could materially adversely affect our business, operating results and financial condition. As a result, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock. We have not made any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008.
We have a history of losses, and we may not maintain profitability in the future.
          We were profitable in each of the three-month periods ended October 31, 2007 January 31, 2008 and April 30, 2008. We had net income of $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. We experienced a net loss of $14.0 million in fiscal 2006 and $8.0 million in fiscal 2007. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Additionally, as a public company, we expect to incur legal, accounting and other expenses that are substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
          Between January 31, 2005 and April 30, 2008, the number of our employees increased from 140 to 294 and our installed base of customers grew from 15 to 173. In addition, during that time period our number of office locations has increased from 3 to 14. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
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
          In fiscal 2008 and fiscal 2007, we derived approximately 20% and 24%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in six different foreign countries. We expect our revenue and operations outside the United States will expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
A substantial percentage of our marketable securities portfolio is invested in highly rated securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 7 to 35 days, investors can sell or continue to hold the securities at par. Since February 2008, due to current market conditions, the auction process for certain of our auction rate securities have failed. Such failures resulted in the interest rates on these investments resetting to predetermined rates in accordance with their underlying loan agreements. These interest rates were in some instances, lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more issuers of the auction rate securities held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material. At April 30, 2008, we have taken a temporary impairment of $4.8 million on our consolidated balance sheet. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of ARSs is other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. Subsequent to April 30, 2008, we have liquidated $1.6 million of our auction rate securities.

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
As part of our business strategy, we engage in acquisitions, which could disrupt our business, cause dilution to our stockholders, reduce our financial resources and result in increased expenses.

          We acquired a company, NuTech Solutions, in May 2008. In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. Any future acquisitions we make could subject us to a number of risks, including:
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

          We currently rely on a single contract manufacturer, Sanmina-SCI Corporation or Sanmina, to assemble our products, manage our supply chain and participate in negotiations regarding component costs. While we believe that our use of Sanmina provides benefits to our business, our reliance on Sanmina reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks could become more acute if we are successful in our efforts to increase revenue. If we fail to manage our relationship with Sanmina effectively, or if Sanmina experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, we are required to provide forecasts to Sanmina regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results and financial condition.
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

          Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 20% of our outstanding common stock. As a result, our executive officers, directors and their affiliates are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing another party from acquiring control over us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
     None.
(b) Use of Proceeds from Public Offering of Common Stock
          In July 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-141522), which was declared effective by the SEC on July 18, 2007, selling 10,350,000 shares of common stock at an offering price of $12.00 per share, raising proceeds of approximately $113.0 million, net of underwriting discounts and expenses. We used $14.6 million of the net proceeds to repay all of our outstanding debt and interest. During the quarter ended April 30, 2008, we used an additional $38.4 million of the net proceeds to fund our cost of goods sold and operating expenses. We have invested the remaining $22.4 million of net proceeds in cash and cash equivalents, primarily money-market mutual funds, and corporate debt securities, U.S. treasury and government agency securities, commercial paper, and auction rate securities which we have classified as available-for-sale investments.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of April 24, 2008, by and among Netezza Corporation, Netezza Holding Corp. and NuTech Solutions, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2008 and incorporated herein by reference.

Exhibit No.	Description
10.1	Fiscal 2009 Executive Officer Incentive Bonus Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netezza Corporation (Registrant)
Date: June 9, 2008

By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)