Form 10-Q
period 2008-07-31
NETEZZA CORP
filed 2008-09-09
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-33445
NETEZZA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3527320
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
26 Forest Street
Marlborough, MA 01752
(Address of Principal Executive Offices) (Zip Code)
(508) 382-8200
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2008, there were 59,152,019 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	July 31,	January 31,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$99,051	$46,184
Short term marketable securities	1,999	37,149
Accounts receivable	17,263	19,999
Inventory	28,194	31,611
Restricted cash	379	379
Other current assets	4,404	4,038

Total current assets	151,290	139,360
Property and equipment, net	6,513	5,467
Goodwill	3,304	—
Intangible assets, net	3,301	—
Long term marketable securities	51,321	53,775
Restricted cash	639	—
Other long term assets	906	150

Total assets	$217,274	$198,752

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,759	$5,533
Accrued expenses	5,891	5,494
Accrued compensation and benefits	4,039	5,244
Deferred revenue	44,904	30,588

Total current liabilities	58,593	46,859

Long term deferrred revenue	14,499	15,418

Total long term liabilities	14,499	15,418

Total liabilities	73,092	62,277

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at July 31, 2008 and January 31, 2008; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at July 31, 2008 and January 31, 2008; 59,069,814 and 57,729,903 shares issued at July 31, 2008 and January 31, 2008, respectively	59	58
Treasury stock, at cost; 139,062 shares at July 31, 2008 and January 31, 2008, respectively	(14)	(14)
Accumulated other comprehensive income	(3,755)	(682)
Additional paid-in capital	221,759	216,253
Accumulated deficit	(73,867)	(79,140)

Total stockholders’ equity	144,182	136,475

Total liabilities and stockholders’ equity	$217,274	$198,752

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenue
Product	$35,134	$22,933	$66,460	$43,510
Services	11,901	5,467	20,151	10,232

Total revenue	47,035	28,400	86,611	53,742
Cost of revenue
Product	14,005	9,481	26,599	17,876
Services	2,888	1,956	4,992	3,604

Total cost of revenue	16,893	11,437	31,591	21,480

Gross margin	30,142	16,963	55,020	32,262

Operating expenses
Sales and marketing	15,292	9,962	28,622	19,631
Research and development	8,014	5,572	15,262	11,056
General and administrative	3,669	1,978	6,782	3,733

Total operating expenses	26,975	17,512	50,666	34,420

Operating income (loss)	3,167	(549)	4,354	(2,158)
Interest income	1,036	195	2,779	217
Interest expense	—	502	—	715
Other income (expense), net	(86)	51	(219)	220

Income (loss) before income taxes and accretion to preferred stock	4,117	(805)	6,914	(2,436)
Income tax provision	976	291	1,641	565

Net income (loss)	3,141	(1,096)	5,273	(3,001)
Accretion to preferred stock	—	(1,370)	—	(2,853)

Net income (loss) attributable to common stockholders	$3,141	$(2,466)	$5,273	$(5,854)

Net income (loss) per share attributable to common stockholders:
Basic:
Net income (loss) per share	$0.05	$(0.09)	$0.09	$(0.29)
Accretion to preferred stock	—	(0.11)	—	(0.27)

Net income (loss) per share attributable to common stockholders:	$0.05	$(0.20)	$0.09	$(0.56)

Diluted:
Net income (loss) per share	$0.05	$(0.09)	$0.08	$(0.29)
Accretion to preferred stock	—	(0.11)	—	(0.27)

Net income (loss) per share attributable to common stockholders:	$0.05	$(0.20)	$0.08	$(0.56)

Weighted average common shares outstanding — basic	58,692	12,374	58,322	10,444

Weighted average common shares outstanding — diluted	66,541	12,374	66,908	10,444

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended July 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$5,273	$(3,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activites
Depreciation and amortization	2,319	1,456
Stock based compensation expense	3,616	1,852
Change in carrying value of preferred stock warrant liability	—	257
Noncash interest expense related to issuance of warrants	—	183
Changes in assets and liabilities, net of effects of business acquired
Accounts receivable	3,202	13,214
Inventory	1,907	(6,936)
Other assets	(641)	(2,705)
Accounts payable	(1,845)	(9,520)
Accrued compensation and benefits	(1,234)	(273)
Accrued expenses	(78)	450
Deferred revenue	12,787	12,863

Net cash provided by operating activities	25,306	7,840

Cash flows from investing activities
Purchase of investments	(7,377)	—
Sales and maturities of investments	41,877	—
Acquisition of business, net of cash acquired	(6,201)	—
Purchases of property and equipment	(1,629)	(2,814)
Change in other long term assets	(422)	—
Increase in restricted cash	(639)	—

Net cash provided by (used in) investing activities	25,609	(2,814)

Cash flows from financing activities
Proceeds from note payable	—	8,000
Repayment of note payable	—	(14,639)
Proceeds from issuance of common stock, net	1,892	113,778

Net cash provided by financing activities	1,892	107,139

Net increase in cash and cash equivalents	52,807	112,165
Effect of exchange rate changes on cash and cash equivalents	60	(625)
Cash and cash equivalents, beginning of year	46,184	5,018

Cash and cash equivalents, end of year	$99,051	$116,558

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$740
Cash paid for taxes	$1,350	$181
See accompanying Notes to Condensed Consolidated Financial Statements

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
          The condensed balance sheet at January 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of July 31, 2008 and for the three and six months ended July 31, 2008 and 2007 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed with the SEC on April 18, 2008.
          In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of July 31, 2008 and results of operations and cash flows for the three and six months ended July 31, 2008 and 2007 have been made. The results of operations and cash flows for the three and six months ended July 31, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2009 or any future periods.
     Use of Estimates
          The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, warranty claims, the write down of inventory to net realizable value, valuation of investments, valuation of goodwill and acquired intangible assets, stock-based compensation and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
     Cash, Cash Equivalents and Restricted Cash

          The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds of major financial institutions. Accordingly, investments are subject to minimal credit and market risk. At July 31, 2008 and January 31, 2008, cash equivalents were comprised of money market funds totaling $87.6 million and $31.7 million, respectively. These cash equivalents are carried at cost which approximates fair value. Restricted cash represents the amount of cash equivalents required to be maintained by the Company under letters of credit to comply with the requirements of office space lease agreements. The letters of credit totaled $1.0 million and $0.4 million at July 31, 2008 and January 31, 2008, respectively.
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
          Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At July 31, 2008, the Company had no investments which were classified as held-to-maturity.
          Available-for-sale securities are those securities which the Company views as available for use in current operations. Accordingly, at July 31, 2008, the Company has classified all of its investments as available-for-sale securities. Some securities have been classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date due to the Company’s ability and intent to liquidate these investments within twelve months. At July 31, 2008, the Company has classified $51.3 million of auction rate securities as long-term marketable securities due to management’s estimate of its inability to liquidate these investments within the next twelve months. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized.
          Trading securities are those securities which are bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Trading securities are stated at fair value with their unrealized gains and losses included in current earnings. At July 31, 2008, the Company had no investments which were classified as trading.
          The fair value of the Company’s investments is determined from quoted market prices. The Company has investments in auction rate securities that consist entirely of municipal debt securities, which are typically recorded in its financial statements at cost, which approximates fair market value (unless the auction fails) due to their variable interest rates, which reset through an auction process typically every 28 days. This auction mechanism generally allows existing investors to continue to own their securities with a revised interest rate based on the auction or liquidate their holdings by selling these auction rate securities at par value. Because of the short intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. To the extent an auction were to fail such that the securities were deemed to be not liquid, the Company would need to seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions (Note 3). Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions and which have not been subsequently liquidated, as long-term assets in its consolidated balance sheet based on management’s estimate of its inability to liquidate these investments within the next twelve months.

          Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company periodically employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding the Company’s marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; overall market conditions and trends; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, the Company will record a write-down in its Statement of Operations and a new cost basis in the security is established. There were no unrealized losses in the Company’s investments which were deemed to be other than temporary in the three or six months ended July 31, 2008. Realized gains and losses are determined on the specific identification method and are included in interest income in the Statements of Operations. Interest income is accrued as earned.
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
          At July 31, 2008, the Company had outstanding foreign currency forward contracts with an aggregate notional value of $11.0 million, denominated in British Pounds, Australian Dollars and Japanese Yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $23,000 at July 31, 2008. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the three and six months ended July 31, 2008 were $(0.1) million, and $(0.2) million respectively, and for the three and six months ended July 31, 2007 were $0.2 million and $0.6 million, respectively, and were recorded as other income (expense), net in the consolidated statements of operations.
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
          Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. At July 31, 2008, one customer accounted for 11% of total accounts receivable. At January 31, 2008, two customers accounted for 28% and 11%, respectively of total accounts receivable. One customer accounted for 18% of revenue for the six months ended July 31, 2008, while two accounted for 11% and 10% of revenue for the six months ended July 31, 2007.
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
          Under SFAS 123(R), the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”). The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends.
     Net Income (Loss) Per Share
          The Company computes basic net income (loss) per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. Net income (loss) attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations for the three and six months ended July 31, 2007 because to do so would be anti-dilutive.
          The components of the net income (loss) per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net income (loss) attributable to common stockholders	$3,141	$(2,466)	$5,273	$(5,854)
Weighted average shares used to compute net income (loss) per share:
Basic	58,692	12,374	58,322	10,444
Dilutive options to purchase common stock	7,849	—	8,586	—

Diluted	66,541	12,374	66,908	10,444

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.20)	$0.09	$(0.56)
Diluted	$0.05	$(0.20)	$0.08	$(0.56)

          The following unvested restricted shares, options and warrants to purchase common stock, have been excluded from the computation of diluted net income (loss) per share, because including the unvested restricted shares options and warrants would be anti-dilutive. The Company has excluded the convertible preferred stock from the basic earnings per share calculation as the preferred stockholders did not have a contractual obligation to share in the losses of the Company.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Unvested restricted shares	27,708	—	27,708	—
Warrants to purchase common stock	—	250,036	—	250,036
Options to purchase common stock	4,788,110	9,164,311	5,693,858	9,164,311
     Income Taxes
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on February 1, 2007 and the adoption did not have an effect on its consolidated results of operations or financial condition.
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
          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net income (loss)	$3,141	$(1,096)	$5,273	$(3,001)
Other comprehensive income (loss):
Foreign currency adjustment, net of tax of $ 0	(2)	(189)	31	(516)
Net unrealized gain (loss) from investments, net of tax of $ 0	1,965	—	(3,104)	—

Total comprehensive income (loss)	$5,104	$(1,285)	$2,200	$(3,517)

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
          In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”(“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141(R) and SFAS 160 and has not yet determined the impact, if any, that their adoption will have on its results of operations or financial condition.
          In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; accordingly, the Company will adopt FSP 142-3 in the fiscal year ending January 31, 2010. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other United States generally accepted accounting principles. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 will have on its consolidated financial position, results of operations and cash flows.
          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. The Company does not expect FSP EITF 03-6-1 to affect its results of operations or earnings per share.
          From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
3. Fair Value Measurements
          In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands the requirements for disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued Staff Position FAS No. 157-2, “Partial Deferral of the Effective Date of Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement effective February 1, 2008 did not have a material effect on the Company’s consolidated financial statements for financial assets and financial liabilities. The Company is currently in the process of evaluating the impact of adopting this pronouncement effective as of February 1, 2009 for other non-financial assets or liabilities.
          SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:
Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
          The following table summarizes the composition of the Company’s investments at July 31, 2008 and January 31, 2008 (in thousands):

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
July 31, 2008	Cost	Gains	Losses	Fair Value	Securities	Securities
U.S. treasury and government agency securities	$1,977	$22	$—	$1,999	$1,999	$—
Auction Rate Securities	54,175	—	(2,854)	51,321	—	51,321

	$56,152	$22	$(2,854)	$53,320	$1,999	$51,321

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
January 31, 2008	Cost	Gains	Losses	Fair Value	Securities	Securities
Corporate debt securities	$9,867	$103	$—	$9,970	$9,970	$—
U.S. treasury and government agency securities	2,001	3	—	2,004	2,004	—
Commercial Paper	16,709	166	—	16,875	16,875	—
Auction Rate Securities	62,075	—	—	62,075	8,300	53,775

	$90,652	$272	$—	$90,924	$37,149	$53,775

          The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at July 31, 2008 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	July 31, 2008	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$87,576	87,576	—	—
Certificates of deposit	1,018	1,018	—	—
U.S. treasury and government agency securities	1,999	1,999	—	—
Auction rate securities	51,321	—		51,321

	$141,914	$90,593	$—	$51,321

Financial Liabilities:
Foreign currency forward contracts	23	—	23	—

	$23	$—	$23	$—

          The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate
Securities

Balance as of January 31, 2008	$—
Transfers in from level 1	55,875
Unrealized losses included in accumulated other comprehensive loss	(4,809)

Balance as of April 30, 2008	$51,066

Sales of securities	(1,700)
Change in unrealized losses included in accumulated other comprehensive loss	1,955

Balance as of July 31, 2008	$51,321

At July 31, 2008 auction rate securities (“ARSs”) represented 36% of total financial assets measured at fair value.
          At July 31, 2008, the Company grouped money market funds, certificates of deposit and U.S. government securities using a level 1 valuation because market prices were readily available. At July 31, 2008, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within Level 2 of the fair value hierarchy. At July 31, 2008, the fair value of the Company’s assets grouped using a level 3 valuation consisted of ARSs, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates.
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

Expected Term	3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	4.57%
          The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security.
          As a result, as of July 31, 2008, the Company recorded an unrealized loss of $2.9 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss within stockholders’ equity.
          In addition, as of July 31, 2008, $1.0 million of the Company’s marketable securities were classified as restricted. These securities represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, related to facility leases; $0.6 million of these securities are classified as long-term and $0.4 million are classified as short-term on the unaudited consolidated balance sheet as of July 31, 2008. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2015.
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
          The Company adopted FSP 150-5 as of August 1, 2005 and recorded an expense of $0.2 million for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date. In the three and six months ended July 31, 2007, the Company recorded $0.3 million and $0.3, respectively, of additional expense to reflect the increase in fair value between February 1, 2007 and the closing of the Company’s initial public offering.
          These warrants were subject to revaluation at each balance sheet date, and any change in fair value was recorded as a component of other income (expense). Prior to the Company’s initial public offering, the warrants to purchase convertible redeemable preferred stock were either exercised or, for those that remained outstanding at the closing of the initial public offering, were converted to warrants to purchase common stock. Accordingly, effective as of the closing of the Company’s initial public offering, the liability related to the convertible redeemable preferred stock warrants was transferred to additional paid-in-capital and is no longer required to be adjusted at each reporting period.
5. Inventory
Inventory consists of the following (in thousands):

	July 31,	January 31,
	2008	2008
Raw materials	$1,109	$2,203
Finished goods	27,085	29,408

	$28,194	$31,611

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	July 31,	January 31,
	2008	2008
Engineering test equipment	$12,557	$11,047
Computer equipment and software	4,766	4,329
Furniture and fixtures	755	215
Leasehold improvements	762	266

	18,840	15,857
Less: accumulated depreciation	12,327	10,390

	$6,513	$5,467

Depreciation expense for the three months ended July 31, 2008 and 2007 was $1.1 million and $0.8 million, respectively. Depreciation expense for the six months ended July 31, 2008 and 2007 was $2.2 million and $1.5 million, respectively. During the six months ended July 31, 2008, $1.5 million of inventory was reclassified to fixed assets, representing a non-cash increase in property and equipment. During the six months ended July 31, 2008, the Company disposed of leasehold improvements of $0.2 million resulting in a loss on disposal of approximately $23,000.
7. Acquisition

          On May 9, 2008, the Company acquired by merger all of the outstanding capital stock of NuTech Solutions, Inc., (“NuTech”), a privately held advanced analytics and optimization solutions company based in Charlotte, North Carolina. The results of NuTech’s operations have been included in the consolidated financial statements of the Company since that date.
          The aggregate purchase price was approximately $6.5 million, including $0.1 million of capitalized acquisition costs. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and SFAS 142. The allocation of the purchase price is preliminary and is subject to finalization of the Company’s valuation estimates. The Company expects to finalize the purchase price allocation during the fiscal quarter ending October 31, 2008 and anticipates that the allocations to identifiable intangible assets, including the determination of estimated useful lives, and deferred revenues may change, as well as the amount of resulting goodwill. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total Consideration:
Cash paid	$6,392
Transaction costs	147

Total purchase consideration	$6,539

Allocation of the purchase consideration:
Cash and cash equivalents	$338
Accounts receivable	476
Prepaid expenses and other assets	60
Property and equipment	83
Identifiable intangible assets	3,450
Goodwill	3,304

Total assets acquired	7,711

Total liabilities assumed	1,172

Total net assets acquired	$6,539

          The preliminary purchase price allocation resulted in $3.3 million of goodwill, none of which is deductible for income tax purposes. The resulting amount of goodwill reflects the Company’s expectations of the following synergistic benefits: (1) the potential to extend the Company’s capabilities in advanced analytics by leveraging NuTech’s intellectual property and expertise and (2) the potential to sell the Company’s products into NuTech’s traditional customer base.
          The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair	Useful Life
	Value	(Years)
Developed technology	$1,100	7
Order backlog	300	2
Customer relationships	1,300	6
Trademark and tradename	500	6
Net beneficial leases	250	5

Total	$3,450

          The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and NuTech for the three and six months ended July 31, 2008 and 2007, giving effect to the merger as if it occurred on May 1, 2008 and 2007 and February 1, 2008 and 2007, respectively (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31		July 31,
	2008	2007	2008	2007
Pro forma revenue	$47,035	$29,552	$88,262	$55,811
Pro forma operating income (loss)	$3,147	$(851)	$4,345	$(2,840)
Pro forma net income (loss)	$3,114	$(1,467)	$5,152	$(3,817)
Pro forma accretion to preferred stock	$—	$(1,370)	$—	$(2,853)
Pro forma net income (loss) attributable to common stockholders	$3,114	$(2,837)	$5,152	$(6,670)

Pro forma net income (loss) per share attributable to common stockholders:
Basic:
Pro forma net income (loss) per share	$0.05	$(0.12)	$0.09	$(0.37)
Pro forma accretion to preferred stock	—	(0.11)	—	(0.27)

Pro forma net income (loss) per share attributable to common stockholders	$0.05	$(0.23)	$0.09	$(0.64)

Diluted:
Pro forma net income (loss) per share	$0.05	$(0.12)	$0.08	$(0.37)
Pro forma accretion to preferred stock	—	(0.11)	—	(0.27)

Pro forma net income (loss) per share attributable to common stockholders	$0.05	$(0.23)	$0.08	$(0.64)

Pro forma shares outstanding:
Basic	58,692	12,374	58,322	10,444
Diluted	66,541	12,374	66,908	10,444
          The pro forma net income (loss) and net income (loss) per share for each period presented primarily includes adjustments for amortization of intangibles, interest income and interest expense. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed dates, or which may be realized in the future.

8. Goodwill and Acquired Intangible Assets
Goodwill
          The carrying amount of goodwill of the Company was $3.3 million as of July 31, 2008 and $0 as of January 31, 2008. The Company’s goodwill resulted from the acquisition of NuTech in May 2008 (see Note 7). In accordance with SFAS 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. During the quarter ended July 31, 2008, the Company did not record any impairments to its goodwill. In the future, the Company will perform the annual test for impairment during its fourth fiscal quarter.
The change in the carrying amount of goodwill for the six months ended July 31, 2008 is as follows (in thousands):

Balance as of January 31, 2008	$0
Goodwill related to the acquisition of NuTech	3,304

Balance as of July 31, 2008	$3,304

Acquired Intangible Assets
          The carrying amount of acquired intangible assets was $3.3 million as of July 31, 2008 and $0 as of January 31, 2008. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
Acquired intangible assets consist of the following as of July 31, 2008 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$1,100	$(36)	$1,064
Order backlog	300	(34)	266
Customer relationships	1,300	(49)	1,251
Trademark and tradename	500	(19)	481
Net beneficial leases	250	(11)	239

	$3,450	$(149)	$3,301

          Amortization of acquired intangible assets was approximately $149,000 for the three and six months ended July 31, 2008.
The following is the expected future amortization expense of the Company’s acquired intangible assets as of July 31, 2008 for the respective fiscal years ending January 31 (in thousands):

2009 (remaining six months)	$331
2010	657
2011	547
2012	507
2013	509
Thereafter	750

Total	$3,301

          The weighted average useful life of acquired intangible assets is 6 years.
9. Accrued Expenses
          Accrued expenses consist of the following (in thousands):

	July 31,	January 31,
	2008	2008
Warranty	$948	$1,141
Inventory items	78	630
Corporate taxes	1,028	660
Professional services	787	751
Partner fees	455	168
Sales meetings and events	1,120	930
Other	1,475	1,214

	$5,891	$5,494

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
11. Warrants for Preferred Stock
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
12. Options and Warrants for Common Stock
          During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 5,893 shares of common stock to a consultant in consideration for services rendered. The warrant is fully vested, has an exercise price of $0.002 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at July 31, 2008.
          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.10 per share and expires ten years from the date of grant. The fully vested option remains unexercised at July 31, 2008.
          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at July 31, 2008.
          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at July 31, 2008.

          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at July 31, 2008.
          During the fiscal year ended January 31, 2004, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option was exercised in full during the six months ended July 31, 2008. The option vested over two years, had an exercise price of $0.20 per share and would have expired ten years from the date of grant.
          During the fiscal year ended January 31, 2006, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $1.00 per share and expires ten years from the date of grant. The option is fully vested and 2,500 shares remain unexercised at July 31, 2008.
          During the fiscal year ended January 31, 2008, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vests over two years, has an exercise price of $12.92 per share and expires seven years from the date of grant. At July 31, 2008, options for 1,250 shares were fully vested and unexercised, and options for 3,750 shares were outstanding and unvested.
          At July 31, 2008, nonstatutory options and warrants to purchase 47,393 shares of common stock remain outstanding, of which 43,643 are fully vested and exercisable.
13. Stock Option Plans
          The Company has two stock plans. The Company’s 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the board of directors on March 21, 2007 and approved by stockholders on April 27, 2007. The 2007 Plan permits the Company to make grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. Upon approval of the plan, the Company reserved 2,000,000 shares of its common stock for the issuance under the 2007 Plan. On February 1, 2008, 2,015,679 shares were added to the shares issuable under the 2007 Plan.
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
          The amounts included in the consolidated statements of operations for the three and six months ended July 31, 2008 and 2007 relating to share-based expense under SFAS 123(R) are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Cost of products	$43	$23	$86	$45
Cost of services	66	27	111	53
Sales and marketing	601	257	1,172	506
Research and development	559	177	1,000	325
General and administrative	673	452	1,233	886

	$1,942	$936	$3,602	$1,815

          The following table summarizes the Company’s stock option activity for the six months ended July 31, 2008:

			Weighted	Weighted
	Shares	Number of	Average	Average	Aggregate
	Available for	Options	Exercise	Remaining	Intrinsic
	Grant	Outstanding	Price	Life in Years	Value
Outstanding at January 31, 2008	1,394,500	9,414,667	$4.12
Additional Shares Authorized	2,015,679	—
Options Granted	(2,790,500)	2,790,500	$10.39
Restricted Shares Granted	(27,708)	—	$12.99
Exercised	—	(1,339,911)	$1.41
Forfeited, cancelled or expired (1)	23,500	(200,134)	$6.39

Outstanding at July 31, 2008	615,471	10,665,122	$6.06	7.20 years	$73.2 million

Exercisable at July 31, 2008	—	3,427,270	$2.48	6.80 years	$35.6 million

(1)	Options cancelled under the 2000 Plan after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. For the six months ended July 31, 2008, options for 176,634 shares granted under the 2000 Plan have been cancelled.
          The fair value of each option granted during the three and six months ended July 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Stock Options	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	42.0%	68.4%	45.4%	73.4%
Risk-free interest rate	3.37%	4.90%	2.7%	4.6%
Expected life (in years)	5.0	6.5	5.0	6.5
Weighted-average fair value at grant date	$5.30	$8.12	$4.45	$3.84
          In June 2008, the Company awarded each of its non-employee directors shares of restricted Company common stock under the 2007 Plan having a market value on the date of grant of $60,000. The vesting term of these awards is one year, assuming continued service. The vested shares under these awards can not be sold until the director’s separation from the Company, or upon an earlier acquisition of the Company. The Company amortizes the fair market value of the awards at the time of the grant to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. The fair value of restricted stock awards is determined based on the number of shares granted and the market value of the Company’s common stock on the grant date, adjusted for any forfeiture factor.
          A summary of the status of the Company’s restricted stock as of July 31, 2008 and changes during the six months then ended are presented below:

			Weighted Average
			Grant Date Fair
	Shares	Par value	Value
Non-vested as of January 31, 2008	—		—
Granted	27,708	$0.001	$12.99
Vested	—	—	—
Cancelled	—	—	—

Non-vested as of July 31, 2008	27,708	$0.001	$12.99

          At July 31 2008, unrecognized compensation expense related to unvested stock options and unvested restricted shares was $29.4 million, which is expected to be recognized over a weighted-average period of 3.7 years.
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
          Stock-based compensation expense for non-employees for the three months ended July 31, 2008 and 2007 was approximately $7,000 and $19,000, respectively. Stock-based compensation expense for non-employees for the six months ended July 31, 2008 and 2007 was approximately $14,000 and $37,000, respectively.
14. Income Taxes
          The Company recorded a provision for income taxes of $1.0 million and $0.3 million for the three months ended July 31, 2008 and 2007, respectively and $1.6 million and $0.6 million for the six months ended July 31, 2008 and 2007, respectively. The Company’s effective income tax rate was 23.7% and (36.1%) for the three months ended July 31, 2008 and 2007, respectively and 23.7% and (23.2%) for the six months ended July 31, 2008 and 2007, respectively. Although the Company recorded a net loss for the three and six months ended July 31, 2007, due to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries, the Company recorded a provision for this period. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.
          The Company continued to provide a full valuation allowance for its net deferred tax assets at July 31, 2008, as the Company believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2009 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations. Any reversal of the valuation allowance associated with the NuTech acquisition, approximately $5.7 million as of July 31, 2008, would reduce goodwill, and then non-current intangible assets to zero, with any remaining amount to be recorded as a tax benefit.
          The Company has an unrecognized tax benefit of approximately $0.3 million, as of January 31, 2008 and $1.6 million as of July 31, 2008. The increase from January 31, 2008 was based on new information causing the reassessment of the measurement and recognition of the Company’s tax attributes. The change in the unrecognized tax benefit does not have an impact on the effective tax rate.
          In general, the rules of Section 382 of the Internal Revenue Code (the “Code”) limit a corporation’s ability to utilize existing net operating loss carryovers (“NOLs”) if the corporation experiences an ownership change within the meaning of that Code section (an “Ownership Change”). An Ownership Change results from transactions increasing the ownership of certain existing stockholders and/or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period.
          The Company has determined that as a result of several Ownership Changes, the utilization of its NOLs is subject to annual limitations. In addition, approximately $0.3 million of the federal NOLs will expire unused and cannot be used by the Company.
          The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at July 31, 2008 and 2007, and has not recognized interest or penalties in the statement of operations for the three and six months ended July 31, 2008 or 2007.
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
15. Commitments and Contingencies
     Guarantees and Indemnification Obligations
          The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of July 31, 2008, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
     Warranty
          The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 9) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Balance at beginning of period	$1,068	$1,015	$1,141	$1,093
Provision	506	496	948	930
Warranty usage *	(626)	(581)	(1,141)	(1,093)

Balance at end of period	$948	$930	$948	$930

*	Warranty usage includes expiration of product warranty
16. Industry Segment and Geographic Information
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
          Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
North America	$36,796	$20,695	$65,197	$42,059
International	10,239	7,705	21,414	11,683

Total	$47,035	$28,400	$86,611	$53,742

          The following table summarizes the Company’s total assets, by geographic location (in thousands):

	July 31,	January 31,
	2008	2008
North America	$200,969	$189,403
International	16,305	9,349

Total	$217,274	$198,752

17. Subsequent Event
          On August 6, 2008, the Company entered into a purchase and distribution agreement with Intelligent Integration Systems, Inc. to acquire technology including spatial analytic capabilities and an extended SQL toolkit. Under the terms of the agreement, the Company will pay up to $6.0 million in cash through August 6, 2011 in exchange for an exclusive license to the technology with transfer of ownership to the Company upon completion of the cash payments.
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
          We are currently headquartered in Marlborough, Massachusetts. Our personnel and operations are also located throughout the United States, as well as in Canada, the United Kingdom, Australia, France, Germany, Italy, Japan, Korea and Poland. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage. Our fiscal year ends on January 31. When we refer to a particular fiscal year, we are referring to the fiscal year ended January 31 of that year. For example, fiscal 2009, refers to the fiscal year ended January 31, 2009.
Revenue
          We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For each of the six months ended July 31, 2008 and 2007, U.S. customers accounted for approximately 70% of our revenue. For fiscal 2008, 2007 and 2006, U.S. customers accounted for approximately 80%, 76% and 88% of our revenue, respectively. On May 9, 2008, we acquired NuTech, an advanced analytics and optimization solutions company. The results of NuTech’s operations are included in our consolidated financial statements since that date. For the three and six months ended July 31, 2008, NuTech accounted for approximately 4% and 2% of our revenue, respectively. Its revenue is classified as services revenue in our consolidated financial statements.
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
          Services Revenue. We sell product maintenance services to our customers. In addition, we offer installation, training and professional services to our customers. The percentage of our total revenue derived from services was 23% for the six months ended July 31, 2008, 19% in each of fiscal 2008 and 2007 and 15% in fiscal 2006.
          Included in our service revenues for the six months ended July 31, 2008 is $1.7 million of service revenues from NuTech. We anticipate that maintenance services will continue to be purchased by new and existing Netezza customers and that services revenues, Netezza and NuTech consolidated, will be between 20% and 25% of our total revenue going forward.
Cost of Revenue and Gross Profit
          Cost of product revenue consists primarily of amounts paid to Sanmina-SCI Corporation, or Sanmina, our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our NPS appliance systems. Neither we nor Sanmina enter into long-term supply contracts for our hardware components, which can cause our cost of product revenue to fluctuate. These product costs are recorded when the related product revenue is recognized. Cost of revenue also includes shipping, warehousing and logistics expenses, warranty reserves and inventory write-downs to write down the carrying value of inventory to the lower of cost or market. Shipping, warehousing and logistics costs are recognized as incurred. Estimated warranty costs are recorded when the related product revenue is recognized.

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
Operating Expenses
          Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 361 at July 31, 2008, from 225 at January 31, 2007. Included in this headcount increase are 48 employees from the NuTech acquisition. We expect to continue to hire new employees to support our anticipated growth.
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
          We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:
•	revenue recognition;

•	stock-based compensation;

•	inventory valuation;

•	warranty reserves;

•	accounting for income taxes

•	valuation of investments; and

•	valuation of goodwill and acquired intangible assets.
          Accordingly, we believe the policies set forth above are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Additional information about these critical accounting policies may be found in the “Managements Discussion and Analysis of Financial Condition and Results of Operations”

section included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 have not materially changed, other than that the critical accounting policy entitled “Valuation of Goodwill and Acquired Intangible Assets” has been added as a result of our acquisition of NuTech.
Goodwill and Acquired Intangible Assets
           Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. We evaluate goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $3.3 million and $3.3 million, respectively, at July 31, 2008. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.
Results of Operations
          The following table sets forth our consolidated results of operations for the periods shown.

					Percentage Change
	Three Months Ended July 31,		Six Months Ended July 31,		Three Months	Six Months
	2008	2007	2008	2007	Ended July 31,	Ended July 31,
	(In thousands)
Revenue
Product	$35,134	$22,933	$66,460	$43,510	53.2%	52.7%
Services	11,901	5,467	20,151	10,232	117.7%	96.9%

Total revenue	47,035	28,400	86,611	53,742	65.6%	61.2%
Cost of revenue
Product	14,005	9,481	26,599	17,876	47.7%	48.8%
Services	2,888	1,956	4,992	3,604	47.6%	38.5%

Total cost of revenue	16,893	11,437	31,591	21,480	47.7%	47.1%

Gross margin	30,142	16,963	55,020	32,262	77.7%	70.5%

Operating expenses
Sales and marketing	15,292	9,962	28,622	19,631	53.5%	45.8%
Research and development	8,014	5,572	15,262	11,056	43.8%	38.0%
General and administrative	3,669	1,978	6,782	3,733	85.5%	81.7%

Total operating expenses	26,975	17,512	50,666	34,420	54.0%	47.2%

Operating income (loss)	3,167	(549)	4,354	(2,158)
Interest income	1,036	195	2,779	217	431.3%	1180.6%
Interest expense	—	502	—	715
Other income (expense), net	(86)	51	(219)	220

Income (loss) before income taxes	4,117	(805)	6,914	(2,436)
Income tax provision	976	291	1,641	565

Net income (loss)	$3,141	$(1,096)	$5,273	$(3,001)

Revenue
          Total revenue was $47.0 million and $28.4 million in the three months ended July 31, 2008 and 2007, respectively, representing an increase of 66%. Total revenue was $86.6 million and $53.7 million for the six months ended July 31, 2008 and 2007, respectively, representing an increase of 61%, of which 3% was attributable to revenue generated by NuTech.

          Revenue growth in the three and six months ended July 31, 2008 reflects both organic growth and revenue from the NuTech acquisition. NuTech revenue has been included in our results of operations since May 9, 2008. Accordingly, results for the three and six months ended July 31, 2007 do not include NuTech revenue, while results for the three and six months ended July 31, 2008 include approximately three months of NuTech revenue.
          Product revenue was $35.1 million and $22.9 million in the three months ended July 31, 2008 and 2007, respectively, representing an increase of 53%. This increase was primarily driven by a growing acceptance and need for data warehouse systems and is indicative of customers valuing the capabilities and return on investment that they provide. This increase was based on increased sales volume, due primarily to sales to existing customers rather than price increases. Product revenue related to existing customer sales increased $11.0 million. This increase was the result of typical fluctuations in our revenue and was not caused by any unusual transaction during the periods presented, nor is it indicative of any additional increases that we may expect to occur in future periods. Product revenue related to new customer sales increased by $1.2 million, as the number of new customers added increased to 18 in the three months ended July 31, 2008, from 8 new customers added in the three months ended July 31, 2007, bringing our total installed base of Netezza customers to 209.
          Geographically, 81% of our product revenue was in North America and 19% was international for the three months ended July 31, 2008, as compared to 71% of our product revenue in North America and 29% international for the three months ended July 31 2007. The number of sales and marketing employees increased to 135 at July 31, 2008, from 96 at July 31, 2007. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was an important factor in generating additional sales.
          Product revenue was $66.5 million and $43.5 million in the six months ended July 31, 2008 and 2007, respectively, representing an increase of 53%. This increase was based on increased sales volume, due primarily to sales to existing customers rather than price increases. Product revenue related to existing customer sales increased $14.2 million. This increase was the result of typical fluctuations in our revenue and was not caused by any unusual transaction during the periods presented, nor is it indicative of any additional increases that we may expect to occur in future periods. Product revenue related to new customer sales increased by $8.8 million as the number of new customers increased to 49 in the six months ended July 31, 2008, from 22 new customers in the six months ended July 31, 2007.
          Geographically, 76% of our product revenue was in North America and 24% was international for both the six months ended July 31, 2008 and 2007.
          Services revenue was $11.9 million and $5.5 million in the three months ended July 31, 2008 and 2007, respectively, representing an increase of 118%, of which 31% was attributable to service revenue generated by NuTech. This increase was the result of increased product sales, and accompanying sales of new maintenance and support contracts, combined with the renewal of maintenance and support contracts by existing customers. In addition, we recorded $1.7 million of service revenue generated by NuTech in the three months ended July 31, 2008.
          Services revenue was $20.2 million and $10.2 million in the six months ended July 31, 2008 and 2007, respectively, representing an increase of 97%, of which 17% was attributable to service revenue generated by NuTech. This increase was the result of increased product sales, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. In addition, we recorded $1.7 million of service revenue generated by NuTech in the six months ended July 31, 2008. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin

          Total gross margin was 64% for both the three and six months ended July 31, 2008 and 60% for both the three and six months ended July 31, 2007.
          Product gross margin was 60% for both the three and six months ended July 31, 2008 and 59% for both the three and six months ended July 31, 2007. These increases in the three and six months ended July 31, 2008 were due primarily to a reduction in the cost of our hardware components.
          Services gross margin was 76% and 64% for the three months ended July 31, 2008 and 2007, respectively. The increase in the services gross margin for the three months ended July 31, 2008 was a result of our services revenue growth of 118% while cost of service revenue increased only 48%. Services headcount increased 44% to 46 at July 31, 2008 from 32 at July 31, 2007. This headcount increase includes 11 as a result of the NuTech acquisition.
          Services gross margin was 75% and 65% for the six months ended July 31, 2008 and 2007, respectively. The increase in the six months ended July 31, 2008 was a result of our services revenue growth of 97% while cost of service revenue increased only 39%.
Sales and Marketing Expenses
          Sales and marketing expenses increased $5.3 million, or 54%, of which 3% was attributable to NuTech expenses, to $15.3 million in the three months ended July 31, 2008 from $10.0 million in the three months ended July 31, 2007. As a percentage of revenue, sales and marketing expenses were 33% and 35% for the three months ended July 31, 2008 and 2007, respectively, as a result of our revenue growth and attainment of economies of scale.
          Sales and marketing expenses increased $9.0 million, or 46%, of which 2% was attributable to NuTech expenses, to $28.6 million in the six months ended July 31, 2008 from $19.6 million in the six months ended July 31, 2007. As a percentage of revenue, sales and marketing expenses were 33% and 37% for the six months ended July 31, 2008 and 2007, respectively, as a result of our revenue growth and attainment of economies of scale.
          The increase in sales and marketing expenses of $5.3 million in the three months ended July 31, 2008 was due to increases of $1.5 million in salaries and employee benefits, $1.3 million in sales commissions, $0.6 million in sales travel, $0.5 million in sales office rent and office costs to support the continued geographic expansion of the sales force, $0.4 million in marketing programs, $0.3 million in stock-based compensation expense, $0.2 million in partner referral fees, and $0.2 million in recruiting fees.
          The increase in sales and marketing expenses of $9.0 million in the six months ended July 31, 2008 was due to increases of $2.8 million in sales commissions, $2.2 million in salaries and employee benefits, $0.8 million in sales travel, $0.8 million in partner referral fees, $0.8 million in sales office rent and office costs to support the continued geographic expansion of the sales force, $0.7 million in stock-based compensation expense, $0.5 million in marketing programs, and $0.4 million in recruiting fees.
          The number of sales and marketing employees increased to 135 at July 31, 2008, which includes 2 as a result of the NuTech acquisition, from 96 at July 31, 2007, in order to expand our sales force to provide better geographic distribution and market penetration.
Research and Development Expenses
          Research and development expenses increased $2.4 million, or 44%, to $8.0 million in the three months ended July 31, 2008 from $5.6 million in the three months ended July 31, 2007. As a percentage of revenue, research and development expenses were 17% and 20% for the three months ended July 31, 2008 and 2007, respectively, as a result of our revenue growth and attainment of economies of scale.
          Research and development expenses increased $4.2 million, or 38%, to $15.3 million in the six months ended July 31, 2008 from $11.1 million in the six months ended July 31, 2007. As a percentage of revenue, research and development expenses were 18% and 21% for the six months ended July 31, 2008 and 2007, respectively, as a result of our revenue growth and attainment of economies of scale.

          The increase in research and development expenses of $2.4 million in the three months ended July 31, 2008 was due primarily to increases of $1.3 million in salaries, benefits and offshore consulting costs, $0.4 million in stock-based compensation expense, $0.2 million in allocated facility expense, $0.2 million in depreciation expense, and $0.2 million in prototype expense and inventory expense.
          The increase in research and development expenses of $4.2 million in the six months ended July 31, 2008 was due to increases of $2.2 million in salaries, benefits and offshore consulting costs, $0.7 million in stock-based compensation expense, $0.6 million in depreciation expense, $0.4 million in prototype expense and inventory expense, and $0.3 million in allocated facility expense.
          The number of research and development employees increased to 107 at July 31, 2008 from 86 at July 31, 2007, to help us broaden and improve the development of new technology and product enhancements. The offshore development team from our contract engineering firm increased to 65 people at July 31, 2008 from 54 people at July 31, 2007, in order to take advantage of the cost efficiencies associated with offshore research and development resources.
General and Administrative Expenses
           General and administrative expenses increased $1.7 million, or 85%, of which 25% was attributable to NuTech expenses, to $3.7 million in the three months ended July 31, 2008 from $2.0 million in the three months ended July 31, 2007. As a percentage of revenue, general and administrative expenses were 8% and 7% for the three months ended July 31, 2008 and 2007, respectively.
          General and administrative expenses increased $3.1 million, or 82%, of which 14% was attributable to NuTech expenses, to $6.8 million in the six months ended July 31, 2008 from $3.7 million in the six months ended July 31, 2007. As a percentage of revenue, general and administrative expenses were 8% and 7% for the six months ended July 31, 2008 and 2007, respectively.
          The increase in general and administrative expenses of $1.7 million in the three months ended July 31, 2008 was due primarily to increases of $0.8 million in salaries and benefits, $0.2 million in audit, tax, legal, insurance and consulting costs, all of which increased as a result of being a public company, $0.2 million in stock-based compensation expense, $0.2 million in computer equipment and software costs, and $0.1 million in allocated facility expense.
          The increase in general and administrative expenses of $3.1 million in the six months ended July 31, 2008 was due primarily to increases of $1.1 million in salaries and benefits, $0.9 million in audit, tax, legal, insurance and consulting costs, $0.3 million in stock-based compensation expense, $0.4 million in computer equipment and software costs, and $0.2 million in allocated facility expense.
          The number of general and administrative employees increased to 32 at July 31, 2008, which includes 3 as a result of the NuTech acquisition, from 19 at July 31, 2007 to ensure we had appropriate infrastructure to support the growth of our organization and to support the additional demands of public company compliance.
Interest Income (Expense), Net
          We recorded $1.0 million of interest income, net in the three months ended July 31, 2008 as compared to $0.3 million of interest expense, net in the three months ended July 31, 2007. This change was primarily due to an increase of $0.8 million in interest income resulting from the investment of proceeds from our initial public offering in July 2007 and a decrease in interest expense of $0.5 million due to the full repayment in July 2007 of our bank loan. We expect interest income, net to remain near its current level, as we continue to generate interest on our investments, and currently have no anticipated borrowings. The components of interest income, net for the three months ended July 31, 2008 were interest income of $1.0 million and interest expense of $0. The components of interest expense, net for the three months ended July 31, 2007 were interest expense of $0.5 million and interest income of $0.2 million.
          We recorded $2.8 million of interest income, net in the six months ended July 31, 2008 as compared to $0.5 million of interest expense, net in the six months ended July 31, 2007. This change was due to an increase of

$2.6 million in interest income resulting from the investment of proceeds from our initial public offering in July 2007 and a decrease in interest expense of $0.7 million. We expect interest income, net to remain near its current level, as we continue to generate interest on our investments, and currently have no anticipated borrowings. The components of interest income, net for the six months ended July 31, 2008 were interest income of $2.8 million and interest expense of $0. The components of interest expense, net for the six months ended July 31, 2007 were interest expense of $0.7 million and interest income of $0.2 million.
Other Income (Expense), Net
          We incurred other expense, net of $0.1 million in the three months ended July 31, 2008 as compared to other income, net of $0.1 million in the three months ended July 31, 2007. The components of other expense, net, for the three months ended July 31, 2008 were transaction losses for activities in our foreign subsidiaries, losses associated with changes in the fair value of foreign currency forward contracts, and a one time loss on disposal of fixed assets. The components of other income, net in the three months ended July 31, 2007 were transaction gains for activities in our foreign subsidiaries, partially offset by early debt repayment fees incurred on our debt payoff.
          We incurred other expense, net of $0.2 million in the six months ended July 31, 2008 as compared to other income, net of $0.2 million in the six months ended July 31, 2007. The components of other expense, net, for the six months ended July 31, 2008 were transaction losses for activities in our foreign subsidiaries, losses associated with changes in the fair value of foreign currency forward contracts, and a one time loss on disposal of fixed assets. The components of other income, net of $0.2 million in the six months ended July 31, 2007 were $0.6 million of transaction gains for activities in our foreign subsidiaries, partially offset by $0.2 million expense from the mark-to-market adjustments on preferred stock warrants and $0.1 million of early debt repayment fees incurred on our debt payoff.
Provision for Income Taxes
          We recorded a provision for income taxes of $1.0 million for the three months ended July 31, 2008, as compared to $0.3 million for the three months ended July 31, 2007.
          We recorded a provision for income taxes of $1.6 million for the six months ended July 31, 2008, as compared to $0.6 million for the six months ended July 31, 2007. The provision for all of these periods was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.
Liquidity and Capital Resources
     As of July 31, 2008, our principal sources of liquidity were cash and cash equivalents of $99.1 million, short term investments of $2.0 million and accounts receivable of $17.3 million.
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
          Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings, purchases of property and equipment primarily to support the development of new products and purchases of inventory to support our sales and the volume of evaluation units located at customer locations that enable our customers and prospective customers to test our equipment prior to purchasing. The number of evaluation units has increased due to our overall growth and an increase in our pipeline of potential customers.
          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended July 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$25,306	$7,840
Net cash provided by (used in) investing activities	$25,609	$(2,814)
Net cash provided by financing activities	$1,892	$107,139
          At July 31, 2008, we held ARSs totaling $51.3 million. These ARSs, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARSs then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the credit worthiness of the issuer. The discounted cash flow analysis assumes a discount rate of 4.57%, expected term of three years and an illiquidity discount of 1.5-1.8%. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity premium was based on the levels federal insurance or FFELP backing for each security. As a result, as of July 31, 2008, we recorded an unrealized loss of $2.9 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss on our consolidated balance sheet. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 3.80% and 5.21% respectively, the gross unrealized loss would have been $0.6 million or $5.7 million, respectively. If we had used a term of three years and a discount rate of 3.57% or 5.57%, the gross unrealized loss would have been $1.4 million or $4.3 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.1 million or $3.5 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial conditions or results of operations during fiscal 2009.
     Cash Provided By Operating Activities
     Net cash provided by operating activities was $25.3 million for the six months ended July 31, 2008 and primarily consisted of an increase in deferred revenues of $12.8 million primarily due to increased deferred maintenance revenue which is a result of increased product sales, net income of $5.3 million, a decrease in accounts receivable of $3.2 million primarily due to the receipt of customer payments, and a decrease in inventory of $1.9 million. In addition, in the six months ended July 31, 2008 we had stock-based compensation expense of $3.6 million and depreciation and amortization expense of $2.3 million, each of which is a non-cash expense. These sources of cash were partially offset by a decrease in accounts payable of $1.8 million, a decrease in accrued expenses of $1.3 million and an increase in other assets of $0.6 million.

     Net cash provided by operating activities was $7.8 million for the six months ended July 31, 2007 and primarily consisted of a decrease in accounts receivable of $13.2 million primarily due to the receipt of customer payments and an increase deferred revenues of $12.9 million primarily due to increased deferred maintenance revenue which is a result of increased product sales. In addition, in the six months ended July 31, 2007 we had stock-based compensation expense of $1.9 million and depreciation expense of $1.5 million, each of which is a non-cash expense. These sources of cash were partially offset by a net decrease in accounts payable and accrued expenses of $9.3 million, an increase in inventory of $6.9 million used to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, a net loss of $3.0 million, and an increase in other assets of $2.7 million.
     Cash Provided by (Used in) Investing Activities
     Net cash provided by investing activities was $25.6 million for the six months ended July 31, 2008, which primarily consisted of $41.9 million of sales and maturities of our investments. These proceeds were partially offset by $7.4 million used to purchase our investments, $6.2 million used to acquire NuTech, $1.6 million of capital expenditures, and $1.1 million used to purchase other assets.
     Net cash used in investing activities was $2.8 million for the six months ended July 31, 2007, comprised primarily of capital expenditures.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $1.9 million for the six months ended July 31, 2008, which primarily consisted of proceeds received from the issuance of common stock upon the exercise of stock options.
     Net cash provided by financing activities was $107.1 million for the six months ended July 31, 2007, which primarily consisted of $113.8 million of proceeds from issuance of common stock, which includes proceeds from our initial public offering, and $8.0 million of borrowings under our debt facilities, partially offset by repayment of $14.6 million under our debt facilities.
     Contractual Obligations
     The following is a summary of our contractual obligations as of July 31, 2008:

		Less than			More than
Contractual obligations	Total	1 year	1 — 3 Years	3 — 5 Years	5 Years
			(in thousands)
Operating lease obligations	12,568	1,388	3,478	3,456	4,246
Purchase obligations (1)	12,386	12,386	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.
          We believe that our cash and cash equivalents of $99.1 million, short term investments of $2.0 million and accounts receivable of $17.3 million at July 31, 2008, together with any cash flows from operations, will be sufficient to fund our projected operating requirements for the foreseeable future. Our future working capital requirements will depend on many factors, including the rate of revenue growth, our introduction of new products or enhancements, our expansion of sales and marketing and product development activities. However, to the extent that our cash and cash equivalents, our short term marketable securities and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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
           In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”(“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS 141(R) and SFAS 160 and have not yet determined the impact, if any, that their adoption will have on our results of operations or financial condition.
          In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; accordingly, we will adopt FSP 142-3 in the fiscal year ending January 31, 2010. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other United States generally accepted accounting principles. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 will have on our consolidated financial position, results of operations and cash flows.
           In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. We do not expect FSP EITF 03-6-1 to affect our results of operations or earnings per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the Euro, the Canadian dollar, the Polish zloty. the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of July 31, 2008, we had $10.1 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars and Japanese yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
          At July 31, 2008, we had outstanding foreign currency forward contracts with an aggregate notional value of $11.0 million, denominated in British pounds, Australian dollars and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $23,000 at July 31, 2008. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
      Interest Rate Risk
     We had a cash, cash equivalents and investments balance of $152.4 million at July 31, 2008, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit.
          At July 31, 2008, we held $51.3 million in ARSs that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of July 31, 2008 and recorded an unrealized loss of $2.9 million related to the temporary impairment of the ARSs. This impairment has been included in accumulated other comprehensive loss on our consolidated balance sheet. See Note 3 to the accompanying financial statements for a description of how we value these ARSs. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 3.80% and 5.21% respectively, the gross unrealized loss would have been $0.6 million or $5.7 million, respectively. If we had used a term of three years and a discount rate of 3.57% or 5.57%, the gross unrealized loss would have been $1.4 million or $4.3 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.1 million or $3.5 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial conditions or results of operations during fiscal 2009.

Item 4.	Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.

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
          We were profitable in each of the last four fiscal quarters. We had net income of $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. We experienced a net loss of $14.0 million in fiscal 2006 and $8.0 million in fiscal 2007. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Additionally, as a public company, we expect to incur legal, accounting and other expenses that are substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter; for instance, one customer accounted for 18% of our total revenues in the six months ended July 31, 2008, four customers each accounted for greater than 5% of our total revenues during fiscal 2008, and our ten largest customers accounted for approximately 48% of our total revenues during fiscal 2008;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to enhance our products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our sales force;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which first became effective for us in fiscal 2007 and requires that employee stock-based compensation be measured based on fair value on grant date and treated as an expense that is reflected in our financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
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

          Our success depends substantially on the performance of our key senior management, technical, and sales and marketing personnel. Each of our employees may terminate his or her relationship with us at any time and the loss of the services of such persons could have an adverse effect on our business. We rely on our senior management to manage our existing business operations and to identify and pursue new growth opportunities, and our ability to develop and enhance our products requires talented hardware and software engineers with specialized skills. In addition, our success depends in significant part on maintaining and growing an effective sales force. We experience intense competition for such personnel and we cannot ensure that we will successfully attract, assimilate, or retain highly qualified managerial, technical or sales and marketing personnel in the future.
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
          Between January 31, 2005 and July 31, 2008, the number of our employees increased from 140 to 361 and our installed base of customers grew from 15 to 209. In addition, during that time period our number of office locations has increased from 3 to 19. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
          In the six months ended July 31, 2008, and the fiscal years ended January 31, 2008 and 2007, we derived approximately 3%, 3% and 5%, respectively, of our revenue from U.S. federal government agencies. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.
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
          In the six months ended July 31, 2008, and the fiscal years ended January 31, 2008 and 2007, we derived approximately 30%, 20% and 24%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in nine different foreign countries. We expect our revenue and operations outside the United States will expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
          Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the six months ended July 31, 2008, and the fiscal years ended January 31, 2008 and 2007, we derived approximately 21%, 14% and 17%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.

          Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 20% of our revenue for the six months ended July 31, 2008, and 19% of our revenue in both the fiscal years ended January 31, 2008 and 2007). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
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
A substantial portion of our long-term marketable securities is invested in highly rated auction rate securities and failures in these auctions may affect our liquidity.
A substantial percentage of our marketable securities portfolio is invested in highly rated auction rate securities collateralized by student loans with approximately 95% of such collateral in the aggregate being guaranteed by the United States government. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 7 to 35 days, investors can sell or continue to hold the securities at par. Since February 2008, due to current market conditions, the auction process for certain of our auction rate securities have failed. Such failures resulted in the interest rates on these investments resetting to predetermined rates in accordance with their underlying loan agreements. These interest rates were in some instances, lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more issuers of the auction rate securities held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material. At July 31, 2008, we have taken a temporary impairment of $2.9 million on our consolidated balance sheet. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of ARSs is other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material.
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
          We acquired a company, NuTech Solutions, Inc., in May 2008 (see Note 7 to our accompanying financial statements). In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. Any future acquisitions we make could subject us to a number of risks, including:
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
     None.
(b) Use of Proceeds from Public Offering of Common Stock
          In July 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-141522), which was declared effective by the SEC on July 18, 2007, selling 10,350,000 shares of common stock at an offering price of $12.00 per share, raising proceeds of approximately $113.0 million, net of underwriting discounts and expenses. As of April 30, 2008 we had used a total of $90.6 million of the net proceeds to repay our outstanding debt and interest and to fund our cost of goods sold and operating expenses. During the quarter ended July 31, 2008, we used the remaining $22.4 million of the net proceeds to fund our cost of goods sold and operating expenses.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on June 6, 2008 at the offices of WilmerHale LLP, 60 State Street, Boston, Massachusetts. Of the 57,990,285 shares of our common stock issued and outstanding on April 22, 2008, the record date of the annual meeting, 52,920,855 shares (91.3%) were present or represented by proxy at the meeting. The results of the votes on each of the proposals considered at the annual meeting were as follows:
1.	Election of three class I directors, each to serve a three-year term beginning at the annual meeting and ending at our 2011 Annual Meeting of Stockholders.

		Shares		Broker
	Shares For	Withheld	Abstentions	Non-Votes

James Baum	52,792,920	127,935	0	0
Peter Gyenes	52,765,741	155,114	0	0
Charles F. Kane	52,749,163	171,692	0	0
2.	Amendment of our 2007 Stock Incentive Plan to establish a maximum number of shares that may be authorized under the plan.

Shares For	40,241,935
Shares Against	5,258,288
Abstentions	26,250
Broker Non-Votes	7,394,382
3.	Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009

Shares For	52,742,942
Shares Against	136,991

Abstentions	40,922
Broker Non-Votes	0
Item 6. Exhibits

Exhibit No.	Description

10.1	2007 Stock Incentive Plan, as amended, as filed with the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on May 5, 2008 and incorporated herein by reference.

10.2	First Amendment dated as of July 8, 2008, to the Lease, dated January 2, 2008, by and between the Company and NE Williams II, LLC.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: September 9, 2008
By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)