Form 10-Q
period 2008-10-31
NETEZZA CORP
filed 2008-12-10
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-33445
NETEZZA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3527320 (I.R.S. Employer Identification No.)

26 Forest Street Marlborough, MA (Address of Principal Executive Offices)	01752 ( Zip Code)
(508) 382-8200
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 28, 2008, there were 59,534,082 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	October 31,	January 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$104,956	$46,184
Short term marketable securities	—	37,149
Accounts receivable	30,962	19,999
Inventory	24,028	31,611
Restricted cash	379	379
Other current assets	4,235	4,038

Total current assets	164,560	139,360
Property and equipment, net	6,558	5,467
Goodwill	3,045	—
Intangible assets, net	3,321	—
Long-term marketable securities	47,922	53,775
Restricted cash	739	—
Other long-term assets	3,812	150

Total assets	$229,957	$198,752

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,986	$5,533
Accrued expenses	8,364	5,494
Accrued compensation and benefits	5,305	5,244
Deferred revenue	47,221	30,588

Total current liabilities	68,876	46,859

Long-term deferred revenue	13,614	15,418
Other long-term liabilities	873	—

Total long-term liabilities	14,487	15,418

Total liabilities	83,363	62,277

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at October 31, 2008 and January 31, 2008; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at October 31, 2008 and January 31, 2008; 59,633,488 and 57,729,903 shares issued at October 31, 2008 and January 31, 2008, respectively	60	58
Treasury stock, at cost; 139,062 shares at October 31, 2008 and January 31, 2008, respectively	(14)	(14)
Accumulated other comprehensive loss	(7,556)	(682)
Additional paid-in capital	224,507	216,253
Accumulated deficit	(70,403)	(79,140)

Total stockholders’ equity	146,594	136,475

Total liabilities and stockholders’ equity	$229,957	$198,752

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenue
Product	$38,941	$27,319	$105,401	$70,830
Services	11,638	6,099	31,789	16,330

Total revenue	50,579	33,418	137,190	87,160
Cost of revenue
Product	15,783	11,355	42,382	29,231
Services	3,549	1,969	8,541	5,573

Total cost of revenue	19,332	13,324	50,923	34,804

Gross margin	31,247	20,094	86,267	52,356

Operating expenses
Sales and marketing	14,883	11,128	43,505	30,759
Research and development	8,406	5,682	23,668	16,738
General and administrative	3,985	2,661	10,767	6,394

Total operating expenses	27,274	19,471	77,940	53,891

Operating income (loss)	3,973	623	8,327	(1,535)
Interest income	845	1,214	3,625	1,431
Interest expense	16	2	16	717
Other income (expense), net	(36)	29	(256)	249

Income (loss) before income taxes and accretion to preferred stock	4,766	1,864	11,680	(572)
Income tax provision	1,302	278	2,943	843

Net income (loss)	3,464	1,586	8,737	(1,415)
Accretion to preferred stock	—	—	—	(2,853)

Net income (loss) attributable to common stockholders	$3,464	$1,586	$8,737	$(4,268)

Net income (loss) per share attributable to common stockholders:
Basic:
Net income (loss) per share	$0.06	$0.03	$0.15	$(0.05)
Accretion to preferred stock	—	—	—	(0.11)

Net income (loss) per share attributable to common stockholders:	$0.06	$0.03	$0.15	$(0.16)

Diluted:
Net income (loss) per share	$0.05	$0.02	$0.14	$(0.05)
Accretion to preferred stock	—	—	—	(0.11)

Net income (loss) per share attributable to common stockholders:	$0.05	$0.02	$0.14	$(0.16)

Weighted average common shares outstanding — basic	59,419	57,434	58,690	26,419

Weighted average common shares outstanding — diluted	63,156	63,804	62,858	26,419

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended October 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$8,737	$(1,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,635	2,353
Stock-based compensation expense	5,677	3,118
Change in carrying value of preferred stock warrant liability	—	257
Non-cash interest expense related to issuance of warrants	—	183
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(10,823)	9,006
Inventory	5,918	(9,843)
Other assets	(578)	(3,695)
Accounts payable	2,575	(9,143)
Accrued compensation and benefits	108	—
Accrued expenses	1,499	633
Deferred revenue	14,313	21,706

Net cash provided by operating activities	31,061	13,160

Cash flows from investing activities
Purchase of investments	(7,377)	(90,644)
Sales and maturities of investments	43,854	6,175
Acquisition of business, net of cash acquired	(6,201)	—
Purchases of property and equipment	(2,647)	(750)
Change in other long term assets	(1,587)	—
Increase in restricted cash	(739)	—

Net cash provided by (used in) investing activities	25,303	(85,219)

Cash flows from financing activities
Proceeds from note payable	—	8,000
Repayment of note payable	—	(14,639)
Proceeds from issuance of common stock, net	2,579	113,443

Net cash provided by financing activities	2,579	106,804

Net increase in cash and cash equivalents	58,943	34,745
Effect of exchange rate changes on cash and cash equivalents	(171)	(1,140)
Cash and cash equivalents, beginning of year	46,184	5,018

Cash and cash equivalents, end of period	$104,956	$38,623

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$782
Cash paid for taxes	$1,570	$221
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
2. Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
          The condensed balance sheet at January 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of October 31, 2008 and for the three and nine months ended October 31, 2008 and 2007 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed with the SEC on April 18, 2008.
          In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of October 31, 2008 and results of operations and cash flows for the three and nine months ended October 31, 2008 and 2007 have been made. The results of operations and cash flows for the three and nine months ended October 31, 2008 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2009 or any future periods.
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

     Cash, Cash Equivalents and Restricted Cash
          The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds and certificates of deposit of major financial institutions. Accordingly, investments are subject to minimal credit and market risk. At October 31, 2008 and January 31, 2008, cash equivalents were comprised of money market funds totaling $93.2 million and $31.7 million, respectively. Restricted cash consists of certificates of deposit required to be maintained by the Company under letters of credit to comply with the requirements of office space lease agreements. The letters of credit totaled $1.1 million and $0.4 million at October 31, 2008 and January 31, 2008, respectively.
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
          Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At October 31, 2008, the Company had no investments which were classified as held-to-maturity.
          Available-for-sale securities are those securities which the Company views as available for use in current operations. Accordingly, at October 31, 2008, the Company has classified all of its investments as available-for-sale securities. Some securities have been classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date due to the Company’s ability and intent to liquidate these investments within twelve months. At October 31, 2008, the Company has classified $47.9 million of auction rate securities as long-term marketable securities due to management’s estimate of its inability to liquidate these investments within the next twelve months. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized.
          Trading securities are those securities which are bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Trading securities are stated at fair value with their unrealized gains and losses included in current earnings. At October 31, 2008, the Company had no investments which were classified as trading.
          The Company has investments in auction rate securities (“ARS”) that consist entirely of municipal debt securities. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARSs then held by the Company were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate the affected ARSs until a future auction on these investments is successful, a buyer is found outside of the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions and which have not been subsequently liquidated, as long-term assets in its consolidated balance sheet based on management’s estimate of its inability to liquidate these investments within the next twelve months.
          Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary (see Note 3). Once a decline in fair value is determined to be other-than-temporary, the Company will record a write-down in its Statement of Operations and a new cost basis in the security is established.

There were no unrealized losses in the Company’s investments which were deemed to be other-than-temporary in the three or nine months ended October 31, 2008. Realized gains and losses are determined on the specific identification method and are included in interest income in the Statements of Operations. Interest income is accrued as earned.
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
          At October 31, 2008, the Company had outstanding foreign currency forward contracts with an aggregate notional value of $5.7 million, denominated in British pounds, Australian dollars and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $2,000 at October 31, 2008. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction (losses) gains for the three and nine months ended October 31, 2008 were $(0.1) million, and $(0.3) million respectively, and for the three and nine months ended October 31, 2007 were $0 and $0.6 million, respectively, and were recorded as other (expense) income, net in the consolidated statements of operations.

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
          Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. At October 31, 2008, one customer accounted for 51% of total accounts receivable. At January 31, 2008, two customers accounted for 28% and 11%, respectively of total accounts receivable. One customer accounted for 21% of revenue for the nine months ended October 31, 2008, while one accounted for 14% of revenue for the nine months ended October 31, 2007.
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
          For the three months ended October 31, 2008, the expected volatility assumption used in the Black-Scholes option-pricing model was based on the historical trading activity of the Company’s common stock and an analysis of peer group volatility. Prior to the three months ended October 31, 2008, the Company’s expected volatility assumption was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”). The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends.
     Net Income (Loss) Per Share
          The Company computes basic net income (loss) per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. Net income (loss) attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net loss per share calculations for the nine months ended October 31, 2007 because to do so would be anti-dilutive.

          The components of the net income (loss) per share attributable to common stockholders were as follows (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net income (loss) attributable to common stockholders	$3,464	$1,586	$8,737	$(4,268)
Weighted average shares used to compute net income (loss) per share:
Basic	59,419	57,434	58,690	26,419
Dilutive warrants to purchase common stock	—	243	—	—
Dilutive effect of stock options and restricted stock	3,737	6,127	4,168	—

Diluted	63,156	63,804	62,858	26,419

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.03	$0.15	$(0.16)
Diluted	$0.05	$0.02	$0.14	$(0.16)
          The following options and warrants to purchase common stock have been excluded from the computation of diluted net income (loss) per share, because including the options and warrants would be anti-dilutive. The Company has excluded the convertible preferred stock from the basic earnings per share calculation as the preferred stockholders did not have a contractual obligation to share in the losses of the Company.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Warrants to purchase common stock	—	—	—	250,036
Options to purchase common stock	4,126,532	661,000	4,992,777	9,325,596
     Income Taxes
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on February 1, 2007 and the adoption did not have an effect on its consolidated results of operations or financial condition.
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

     Comprehensive Income (Loss)
          Comprehensive income (loss) consists of net income (loss), adjustments to stockholders’ equity for foreign currency translation adjustments and net unrealized gains or losses from investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with Accounting Principles Board Opinion 23. Accumulated other comprehensive income consists of foreign exchange gains and losses and net unrealized gains or losses from investments.
          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net income (loss)	$3,464	$1,586	$8,737	$(1,415)
Other comprehensive income (loss):
Foreign currency adjustment, net of tax of $0	(379)	(405)	(349)	(921)
Net unrealized gain (loss) from investments, net of tax of $0	(3,421)	11	(6,525)	11

Total comprehensive income (loss)	$(336)	$1,192	$1,863	$(2,325)

     Recent Accounting Pronouncements
          In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141(R) and SFAS 160 and has not yet determined the impact, if any, that their adoption will have on its results of operations or financial condition.
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

          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. The Company does not expect FSP EITF 03-6-1 to have a material impact on its results of operations or earnings per share.
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
          SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

Level 1—	Quoted prices in active markets for identical assets or liabilities.

Level 2—	Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

          The following table summarizes the composition of the Company’s investments at October 31, 2008 and January 31, 2008 (in thousands):

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
October 31, 2008	Cost	Gains	Losses	Fair Value	Securities	Securities
Auction Rate Securities	$54,175	$—	$(6,253)	$47,922	$—	$47,922

	$54,175	$—	$(6,253)	$47,922	$—	$47,922

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
January 31, 2008	Cost	Gains	Losses	Fair Value	Securities	Securities
Corporate debt securities	$9,867	$103	$—	$9,970	$9,970	$—
U.S. treasury and government agency securities	2,001	3	—	2,004	2,004	—
Commercial Paper	16,709	166	—	16,875	16,875	—
Auction Rate Securities	62,075	—	—	62,075	8,300	53,775

	$90,652	$272	$—	$90,924	$37,149	$53,775

          The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at October 31, 2008 (in thousands):

		Fair Value Measurements at Reporting
		Date Using
	Total Fair Value at
	October 31, 2008	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$93,172	$93,172	$—	$—
Certificates of deposit	1,118	1,118	—	—
Auction rate securities	47,922	—		47,922

	$142,212	$94,290	$—	$47,922

Financial Liabilities:
Foreign currency forward contracts	$2	$—	$2	$—

	$2	$—	$2	$—

          The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate
Securities
Balance as of January 31, 2008	$—
Transfers in from level 1	55,875
Unrealized losses included in accumulated other comprehensive loss	(4,809)

Balance as of April 30, 2008	$51,066

Sales of securities	(1,700)
Change in unrealized losses included in accumulated other comprehensive loss	1,955

Balance as of July 31, 2008	$51,321

Sales of securities	—
Change in unrealized losses included in accumulated other comprehensive loss	(3,399)

Balance as of October 31, 2008	$47,922

At October 31, 2008 ARSs represented 34% of total financial assets measured at fair value.
          At October 31, 2008, the Company grouped money market funds and certificates of deposit using a level 1 valuation because market prices were readily available. At October 31, 2008, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within Level 2 of the fair value hierarchy. At October 31, 2008, the fair value of the Company’s assets grouped using a level 3 valuation consisted of ARSs, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates.
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

Expected Term	3 Years
Illiquidity Discount	1.5–1.8%
Discount Rate	6.23%
          The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security.
          In accordance with FSP FAS 115-1 and SAB Topic 5M, the Company considered the following factors in determining whether the impairment of its ARSs was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the

Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. The Company specifically noted that it had a cash and cash equivalent balance of approximately $105.0 million in investments other than ARSs, and that the Company continued to generate positive cash flow on a quarterly basis. As a result, as of October 31, 2008, the Company recorded an unrealized loss of $6.3 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss within stockholders’ equity.
          In addition, as of October 31, 2008, $1.1 million of the Company’s certificates of deposit were classified as restricted cash, representing collateral for irrevocable letters of credit in favor of third-party beneficiaries, related to facility leases; $0.7 million are classified as long-term and $0.4 million are classified as short-term on the unaudited consolidated balance sheet as of October 31, 2008. The restrictions on these certificates of deposit lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2015.
          On November 7, 2008, the Company accepted an offer from UBS to participate in a nontransferable rights offering to sell at par value its $15.8 million ARS position with UBS to UBS at any time during the two year period of June 30, 2010 through July 2, 2012. Also, under the terms of the agreement UBS will provide a no net cost loan equal to 75% of the market value of the Company’s ARS position with UBS should the Company desire to borrow money prior to June 30, 2010.
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
5. Inventory
Inventory consists of the following (in thousands):

	October 31,	January 31,
	2008	2008
Raw materials	$1,221	$2,203
Finished goods	22,807	29,408

	$24,028	$31,611

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	October 31,	January 31,
	2008	2008
Engineering test equipment	$13,410	$11,047
Computer equipment and software	5,007	4,329
Furniture and fixtures	755	215
Leasehold improvements	806	266

	19,978	15,857
Less: accumulated depreciation	13,420	10,390

	$6,558	$5,467

Depreciation expense for the three months ended October 31, 2008 and 2007 was $1.1 million and $0.9 million, respectively. Depreciation expense for the nine months ended October 31, 2008 and 2007 was $3.3 million and $2.4 million, respectively. During the nine months ended October 31, 2008, $1.7 million of inventory was reclassified to fixed assets, representing a non-cash increase in property and equipment. During the nine months ended October 31, 2008, the Company disposed of leasehold improvements, computer equipment, and test equipment with a cost basis of $0.4 million resulting in a net gain on disposal of approximately $8,000.
7. Acquisition
          On May 9, 2008, the Company acquired by merger all of the outstanding capital stock of NuTech Solutions, Inc., (“NuTech”), a privately held advanced analytics and optimization solutions company based in Charlotte, North Carolina. The results of NuTech’s operations have been included in the consolidated financial statements of the Company since that date.
          The aggregate purchase price was approximately $6.6 million, including $0.2 million of capitalized acquisition costs. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and SFAS 142. The allocation of the purchase price is preliminary and is subject to finalization of the Company’s valuation estimates. The Company expects to finalize the purchase price allocation during the fiscal quarter ending January 31, 2009 when it expects to finalize its tax estimates, which may result in a change in goodwill. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total Consideration:
Cash paid	$6,392
Transaction costs	167

Total purchase consideration	$6,559

Allocation of the purchase consideration:
Cash and cash equivalents	$338
Accounts receivable	557
Prepaid expenses and other assets	59
Property and equipment	83
Identifiable intangible assets	3,650
Goodwill	3,045

Total assets acquired	7,732

Total liabilities assumed	1,173

Total net assets acquired	$6,559

          The preliminary purchase price allocation resulted in $3.0 million of goodwill, none of which is deductible for income tax purposes. The resulting amount of goodwill reflects the Company’s expectations of the following synergistic benefits: (1) the potential to extend the Company’s capabilities in advanced analytics by leveraging NuTech’s intellectual property and expertise and (2) the potential to sell the Company’s products into NuTech’s traditional customer base.
          The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair	Useful Life
	Value	(Years)
Developed technology	$1,300	7
Order backlog	300	2
Customer relationships	1,300	6
Trademark and tradename	500	6
Net beneficial leases	250	5

Total	$3,650

          The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and NuTech for the three and nine months ended October 31, 2008 and 2007, giving effect to the merger as if it occurred on August 1, 2008 and 2007 and February 1, 2008 and 2007, respectively (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2008	2007	2008	2007
Pro forma revenue	$50,579	$34,260	$138,841	$90,071
Pro forma operating income (loss)	$3,973	$181	$8,318	$(2,659)
Pro forma net income (loss)	$3,464	$1,070	$8,616	$(2,748)
Pro forma accretion to preferred stock	$—	$—	$—	$(2,853)
Pro forma net income (loss) attributable to common stockholders	$3,464	$1,070	$8,616	$(5,601)

Pro forma net income (loss) per share attributable to common stockholders:
Basic:
Pro forma net income (loss) per share	$0.06	$0.02	$0.15	$(0.10)
Pro forma accretion to preferred stock	—	—	—	(0.11)

Pro forma net income (loss) per share attributable to common stockholders	$0.06	$0.02	$0.15	$(0.21)

Diluted:
Pro forma net income (loss) per share	$0.05	$0.02	$0.14	$(0.10)
Pro forma accretion to preferred stock	—	—	—	(0.11)

Pro forma net income (loss) per share attributable to common stockholders	$0.05	$0.02	$0.14	$(0.21)

Pro forma shares outstanding:
Basic	59,419	57,434	58,690	26,419
Diluted	63,156	63,804	62,858	26,419

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
8. Goodwill and Acquired Intangible Assets
Goodwill
          The carrying amount of goodwill of the Company was $3.0 million as of October 31, 2008 and $0 as of January 31, 2008. The Company’s goodwill resulted from the acquisition of NuTech in May 2008 (see Note 7). During the three months ended October 31, 2008, the carrying amount of goodwill decreased $0.3 million due primarily to adjustments to the allocations to identifiable intangible assets. In accordance with SFAS 142, goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. During the quarter ended October 31, 2008, the Company did not record any impairment to its goodwill. The Company will perform the annual test for impairment during its fourth fiscal quarter.
The change in the carrying amount of goodwill for the nine months ended October 31, 2008 is as follows (in thousands):

Balance as of January 31, 2008	$0
Goodwill related to the acquisition of NuTech	3,045

Balance as of October 31, 2008	$3,045

Acquired Intangible Assets
          The carrying amount of acquired intangible assets was $3.3 million as of October 31, 2008 and $0 as of January 31, 2008. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
Acquired intangible assets consist of the following as of October 31, 2008 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$1,300	$(89)	$1,211
Order backlog	300	(72)	228
Customer relationships	1,300	(104)	1,196
Trademark and tradename	500	(40)	460
Net beneficial leases	250	(24)	226

	$3,650	$(329)	$3,321

          Amortization of acquired intangible assets was approximately $179 and $329 for the three and nine months ended October 31, 2008, respectively.
The following is the expected future amortization expense of the Company’s acquired intangible assets as of October 31, 2008 for the respective fiscal years ending January 31 (in thousands):

2009 (remaining three months)	$173
2010	686
2011	576
2012	536
2013	537
Thereafter	813

Total	$3,321

          The weighted average useful life of acquired intangible assets is 6 years.
9. Product License
          On August 6, 2008, the Company entered into a purchase and distribution agreement with Intelligent Integration Systems, Inc. to acquire technology, including spatial analytic capabilities and an extended SQL toolkit. Under the terms of the agreement, the Company will pay up to $6.0 million in cash through August 6, 2011, with a required minimum payment of $3.0 million, in exchange for an exclusive license to distribute the technology with transfer of ownership to the Company upon completion of the cash payments. As of October 31, 2008, license costs of $2.6 million, net of amortization, were recorded as other long-term assets on the balance sheet. Amortization of the license costs was approximately $0.2 million for the three and nine months ended October 31, 2008.
10. Accrued Expenses
          Accrued expenses consist of the following (in thousands):

	October 31,	January 31,
	2008	2008
Corporate taxes	$1,982	$660
Accrued warranty	1,090	1,141
Accrued license payable	948	—
Sales meetings and events	836	930
Legal/audit/compliance	806	751
Rent/phone/utilities	538	106
Partner fees	467	168
Travel and entertainment	386	224
Inventory items	290	630
Other	1,021	884

	$8,364	$5,494

11. Lines of Credit
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
12. Warrants for Preferred Stock
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
13. Options and Warrants for Common Stock
          During the fiscal year ended January 31, 2001, the Company issued a warrant to purchase 5,893 shares of common stock to a consultant in consideration for services rendered. The warrant is fully vested, has an exercise price of $0.002 per share and expires ten years from the date of grant. The fully vested warrant remains unexercised at October 31, 2008.
          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.10 per share and expires ten years from the date of grant. The fully vested option remains unexercised at October 31, 2008.
          During the fiscal year ended January 31, 2002, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at October 31, 2008.
          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at October 31, 2008.

          During the fiscal year ended January 31, 2003, the Company issued an option to purchase 12,000 shares of common stock to a consultant. The option is fully vested, has an exercise price of $0.20 per share and expires ten years from the date of grant. The fully vested option remains unexercised at October 31, 2008.
          During the fiscal year ended January 31, 2004, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option was exercised in full during the second quarter of fiscal 2009. The option vested over two years, had an exercise price of $0.20 per share and would have expired ten years from the date of grant.
          During the fiscal year ended January 31, 2006, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option has an exercise price of $1.00 per share and expires ten years from the date of grant. The option is fully vested and 2,500 shares remain unexercised at October 31, 2008.
          During the fiscal year ended January 31, 2008, the Company issued an option to purchase 5,000 shares of common stock to a consultant. The option vests over two years, has an exercise price of $12.92 per share and expires seven years from the date of grant. At October 31, 2008, options for 1,875 shares were fully vested and unexercised, and options for 3,125 shares were outstanding and unvested.
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
          Stock-based compensation expense for non-employees for the three months ended October 31, 2008 and 2007 was approximately $2,000 and $19,000, respectively. Stock-based compensation expense for non-employees for the nine months ended October 31, 2008 and 2007 was approximately $16,000 and $37,000, respectively.
          At October 31, 2008, nonstatutory options and warrants to purchase 47,393 shares of common stock remain outstanding, of which 44,268 are fully vested and exercisable.
14. Stock Option Plans
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

          The amounts included in the consolidated statements of operations for the three and nine months ended October 31, 2008 and 2007 relating to share-based expense under SFAS 123(R) are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Cost of products	$44	$26	$130	$71
Cost of services	54	31	165	84
Sales and marketing	668	362	1,840	868
Research and development	529	332	1,529	657
General and administrative	764	515	1,997	1,401

	$2,059	$1,266	$5,661	$3,081

          The following table summarizes the Company’s stock option activity for the nine months ended October 31, 2008:

				Weighted
	Shares	Number of		Average	Aggregate
	Available for	Options	Weighted Average	Remaining Life	Intrinsic
	Grant	Outstanding	Exercise Price	in Years	Value
Outstanding at January 31, 2008	1,394,500	9,414,667	$4.12
Additional Shares Authorized	2,015,679	—
Options Granted	(2,963,500)	2,963,500	$10.52
Restricted Shares Granted	(27,708)	—	$12.99
Exercised	—	(1,875,877)	$1.37
Forfeited, cancelled or expired (1)	84,500	(275,069)	$7.82

Outstanding at October 31, 2008	503,471	10,227,221	$6.38	6.93 years	$38.3 million

Exercisable at October 31, 2008	—	3,280,151	$3.06	6.53 years	$21.9 million

(1)	Options cancelled under the 2000 Plan after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. For the nine months ended October 31, 2008, options for 190,569 shares granted under the 2000 Plan were cancelled.
          The fair value of each option granted during the three and nine months ended October 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Stock Options	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	52.2%	48.5%	45.8%	71.5%
Risk-free interest rate	3.06%	4.30%	2.69%	4.60%
Expected life (in years)	5.0	5.0	5.0	6.4
Weighted-average fair value at grant date	$6.09	$6.02	$4.55	$4.01
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
          A summary of the status of the Company’s restricted stock as of October 31, 2008 and changes during the nine months then ended are presented below:

			Weighted Average
			Grant Date Fair
	Shares	Par value	Value
Non-vested as of January 31, 2008	—		—
Granted	27,708	$0.001	$12.99
Vested	—	—	—
Cancelled	—	—	—

Non-vested as of October 31, 2008	27,708	$0.001	$12.99

          At October 31 2008, unrecognized compensation expense related to unvested stock options and unvested restricted shares was $28.1 million, which is expected to be recognized over a weighted-average period of 3.5 years.
15. Income Taxes
          The Company recorded a provision for income taxes of $1.3 million and $0.3 million for the three months ended October 31, 2008 and 2007, respectively and $2.9 million and $0.8 million for the nine months ended October 31, 2008 and 2007, respectively. The Company’s effective income tax rate was 27.3% and 14.9% for the three months ended October 31, 2008 and 2007, respectively and 25.2% and (147.4%) for the nine months ended October 31, 2008 and 2007, respectively. Although the Company recorded a net loss for the nine months ended October 31, 2007, due to the federal alternative minimum tax, state income taxes and tax on the earnings of certain foreign subsidiaries, the Company recorded a provision for this period. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with SFAS 109 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.
          The Company continued to provide a full valuation allowance for its net deferred tax assets at October 31, 2008, as the Company believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, a portion would be recorded as a tax benefit in the consolidated statement of operations. Any reversal of the valuation allowance associated with the NuTech acquisition, approximately $5.7 million as of October 31, 2008, would reduce goodwill, and then non-current intangible assets to zero, with any remaining amount to be recorded as a tax benefit.
          The Company has an unrecognized tax benefit of approximately $0.3 million, as of January 31, 2008 and $1.6 million as of October 31, 2008. The increase from January 31, 2008 was based on new information causing the reassessment of the measurement and recognition of the Company’s tax attributes. The change in the unrecognized tax benefit does not have an impact on the effective tax rate.
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

          The Company has determined that as a result of several Ownership Changes, the utilization of its NOLs is subject to annual limitations. In addition, approximately $0.3 million of the federal NOLs will expire unused and cannot be used by the Company as a result of application of Section 382 of the Code.
          The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at October 31, 2008 and 2007, and has not recognized interest or penalties in the statement of operations for the three and nine months ended October 31, 2008 or 2007.
          The major domestic tax jurisdictions that remain subject to examination are: U.S. Federal —fiscal years 2005-2008 and U.S. states — fiscal years 2005-2008. The Company is no longer subject to examination by the U.S. Internal Revenue Service (“IRS”) for fiscal years prior to 2005, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. There are currently no state audits in progress. Within limited exceptions, the Company is no longer subject to state or local examinations for years prior to 2005; however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period. The major international tax jurisdictions that remain subject to examination are: UK — fiscal years 2005-2008, Japan — fiscal years 2005-2008 and Australia — fiscal years 2006-2008.
16. Commitments and Contingencies
     Guarantees and Indemnification Obligations
          The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of October 31, 2008, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
     Warranty
          The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 10) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Balance at beginning of period	$948	$930	$1,141	$1,093
Provision	585	515	1,533	1,445
Warranty usage *	(443)	(434)	(1,584)	(1,527)

Balance at end of period	$1,090	$1,011	$1,090	$1,011

*	Warranty usage includes expiration of product warranty
17. Industry Segment and Geographic Information
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
          Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
North America	$46,409	$27,834	$112,088	$69,610
International	4,170	5,584	25,102	17,550

Total	$50,579	$33,418	$137,190	$87,160

          The following table summarizes the Company’s total assets, by geographic location (in thousands):

	October 31,	January 31,
	2008	2008
North America	$217,748	$189,403
International	12,209	9,349

Total	$229,957	$198,752

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
          Recently, there has been widespread concern over the instability of the global capital and credit markets, which has resulted in a significant deterioration in economic conditions in many of the countries and regions in which we do business. If current global economic conditions, or economic conditions in the United States, persist or deteriorate further, our current or prospective customers may experience serious cash flow problems, or may otherwise reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products, which would have an adverse impact on our business, operating results and financial condition.
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

Revenue
          We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For each of the nine months ended October 31, 2008 and 2007, U.S. customers accounted for approximately 78% of our revenue. For fiscal 2008, 2007 and 2006, U.S. customers accounted for approximately 80%, 76% and 88% of our revenue, respectively. On May 9, 2008, we acquired NuTech, an advanced analytics and optimization solutions company. The results of NuTech’s operations are included in our consolidated financial statements since that date. For the three and nine months ended October 31, 2008, NuTech accounted for approximately 2% of our revenue. Its revenue is classified as services revenue in our consolidated financial statements.

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
           Services Revenue. We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services was 23% for the nine months ended October 31, 2008, 19% in each of fiscal 2008 and 2007 and 15% in fiscal 2006.
          Included in our service revenues for the nine months ended October 31, 2008 is $2.7 million of service revenues from NuTech. We anticipate that maintenance services will continue to be purchased by new and existing Netezza customers and that services revenues, Netezza and NuTech consolidated, will be between 20% and 25% of our total revenue going forward.
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
          Our gross profit has been and will continue to be affected by a variety of factors, including the relative mix of product versus services revenue; our mix of direct versus indirect sales (as sales through our indirect channels may have lower average selling prices and gross profit); and changes in the average selling prices of our products and services, which can be adversely affected by competitive pressures. Additional factors affecting gross profit include the timing of new product introductions, which may reduce demand for our existing product as customers await the arrival of new products and could also result in additional reserves against older product inventory, cost reductions through redesign of existing products and the cost of our systems hardware. The data warehouse market is highly competitive and we expect this competition to intensify in the future, especially as we move into additional vertical industries. If our market share in such industries increases, we expect pricing pressure to increase, which will reduce product gross margins.
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

Operating Expenses
          Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 376 at October 31, 2008, from 225 at January 31, 2007. Included in this headcount increase are 48 employees from the NuTech acquisition.
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
General and Administrative Expenses
          General and administrative expenses consist primarily of salaries and employee benefits, allocated facilities expenses, fees for professional services such as legal, accounting and compliance, investor relation expenses and insurance premiums, including premiums related to director and officer insurance. We expect general and administrative expenses to continue to increase in total dollars and to increase slightly as a percentage of revenue in fiscal 2009 as we continue to invest in infrastructure to support continued growth and incur additional expenses related to Sarbanes-Oxley compliance.
Other
Interest Income (Expense), Net
          Interest income (expense), net primarily consists of interest income on investments and cash balances and interest expense on our outstanding debt.
Other Income (Expense), Net
          Other income (expense), net primarily consists of losses or gains on translation of non-U.S. dollar transactions into U.S. dollars, changes in the fair value of foreign currency forward contracts, losses or gains on disposal of fixed assets, and mark-to-market adjustments on preferred stock warrants. As these warrants for our preferred stock are no longer outstanding, there will be no mark-to-market adjustment expense going forward.

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
Goodwill and Acquired Intangible Assets
     Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. We evaluate goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $3.0 million and $3.3 million, respectively, at October 31, 2008. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Results of Operations
          The following table sets forth our consolidated results of operations for the periods shown.

					Percentage Change
	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months	Nine Months
	2008	2007	2008	2007	Ended October 31	Ended October 31
	(In thousands)
Revenue
Product	$38,941	$27,319	$105,401	$70,830	42.5%	48.8%
Services	11,638	6,099	31,789	16,330	90.8%	94.7%

Total revenue	50,579	33,418	137,190	87,160	51.4%	57.4%
Cost of revenue
Product	15,783	11,355	42,382	29,231	39.0%	45.0%
Services	3,549	1,969	8,541	5,573	80.2%	53.3%

Total cost of revenue	19,332	13,324	50,923	34,804	45.1%	46.3%

Gross margin	31,247	20,094	86,267	52,356	55.5%	64.8%

Operating expenses
Sales and marketing	14,883	11,128	43,505	30,759	33.7%	41.4%
Research and development	8,406	5,682	23,668	16,738	47.9%	41.4%
General and administrative	3,985	2,661	10,767	6,394	49.8%	68.4%

Total operating expenses	27,274	19,471	77,940	53,891	40.1%	44.6%

Operating income (loss)	3,973	623	8,327	(1,535)
Interest income	845	1,214	3,625	1,431	(30.4)%	153.3%
Interest expense	16	2	16	717
Other income (expense), net	(36)	29	(256)	249

Income (loss) before income taxes	4,766	1,864	11,680	(572)
Income tax provision	1,302	278	2,943	843

Net income (loss)	$3,464	$1,586	$8,737	$(1,415)

Revenue
          Total revenue was $50.6 million and $33.4 million in the three months ended October 31, 2008 and 2007, respectively, representing an increase of 51%. Total revenue was $137.2 million and $87.2 million for the nine months ended October 31, 2008 and 2007, respectively, representing an increase of 57%, of which 2% was attributable to revenue generated by NuTech.
          Revenue growth in the three and nine months ended October 31, 2008 reflects both organic growth and revenue from the NuTech acquisition. NuTech revenue has been included in our results of operations since May 9, 2008. Accordingly, results for the three and nine months ended October 31, 2007 do not include NuTech revenue, while results for the three months ended October 31, 2008 includes three months of NuTech revenue and results for the nine months ended October 31, 2008 includes approximately six months of NuTech revenue.
          Product revenue was $38.9 million and $27.3 million in the three months ended October 31, 2008 and 2007, respectively, representing an increase of 43%. This increase was primarily driven by a growing acceptance and need for data warehouse systems and is indicative of customers valuing the capabilities and return on investment that they provide. This increase was based on increased sales volume, due primarily to sales to new and existing customers rather than price increases. Product revenue related to existing customer sales increased $13.1 million. Product revenue related to new customer sales decreased by $1.5 million, as the number of new customers added decreased to 17 in the three months ended October 31, 2008, from 18 new customers added in the three months ended October 31, 2007, bringing our total installed base of Netezza customers to 226.

          Geographically, 95% of our product revenue was in North America and 5% was international for the three months ended October 31, 2008, as compared to 84% of our product revenue in North America and 16% international for the three months ended October 31 2007. The number of sales and marketing employees increased to 142 at October 31, 2008, from 98 at October 31, 2007. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was an important factor in generating additional sales.
          Product revenue was $105.4 million and $70.8 million in the nine months ended October 31, 2008 and 2007, respectively, representing an increase of 49%. This increase was based on increased sales volume, due primarily to sales to new and existing customers rather than price increases. Product revenue related to existing customer sales increased $25.2 million. Product revenue related to new customer sales increased by $9.4 million as the number of new customers increased to 66 in the nine months ended October 31, 2008, from 40 new customers in the nine months ended October 31, 2007.
          Geographically, 83% of our product revenue was in North America and 17% was international for the nine months ended October 31, 2008, as compared to 79% of our product revenue in North America and 21% international for the nine months ended October 31, 2007.
          Services revenue was $11.6 million and $6.1 million in the three months ended October 31, 2008 and 2007, respectively, representing an increase of 91%, of which 18% was attributable to $1.0 million of service revenue generated by NuTech. The remainder of this increase was the result of increased product sales, and accompanying sales of new maintenance and support contracts, combined with the renewal of maintenance and support contracts by existing customers.
          Services revenue was $31.8 million and $16.3 million in the nine months ended October 31, 2008 and 2007, respectively, representing an increase of 95%, of which 18% was attributable to $2.7 million of service revenue generated by NuTech. The remainder of this increase was the result of increased product sales, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin
          Total gross margin was 62% and 60% for the three months ended October 31, 2008 and 2007, respectively, and 63% and 60% for the nine months ended October 31, 2008 and 2007, respectively.
          Product gross margin was 59% and 58% for the three months ended October 31, 2008 and 2007, respectively, and 60% and 59% for the nine months ended October 31, 2008 and 2007, respectively. These increases in the three and nine months ended October 31, 2008 were due primarily to a reduction in the cost of our hardware components.
          Services gross margin was 70% and 68% for the three months ended October 31, 2008 and 2007, respectively. Services gross margin was 73% and 66% for the nine months ended October 31, 2008 and 2007, respectively. The increase in the services gross margin for the three months ended October 31, 2008 was a result of our services revenue growth of 91% while cost of service revenue increased 80%. The increase in the nine months ended October 31, 2008 was a result of our services revenue growth of 95% while cost of service revenue increased only 53%. These increased service gross margins for the three and nine months ended October 31, 2008 were a result of increased productivity resulting from attainment of economies of scale. Services headcount increased 112% to 72 at October 31, 2008 from 34 at October 31, 2007. This headcount increase includes 32 as a result of the NuTech acquisition.
Sales and Marketing Expenses
          Sales and marketing expenses increased $3.8 million, or 34%, to $14.9 million in the three months ended October 31, 2008 from $11.1 million in the three months ended October 31, 2007. As a percentage of revenue, sales and marketing expenses were 29% and 33% for the three months ended October 31, 2008 and 2007, respectively, as a result of our revenue growth and attainment of economies of scale.
          Sales and marketing expenses increased $12.7 million, or 41%, to $43.5 million in the nine months ended October 31, 2008 from $30.8 million in the nine months ended October 31, 2007. As a percentage of revenue, sales and marketing expenses were 32% and 35% for the nine months ended October 31, 2008 and 2007, respectively, as a result of our revenue growth and attainment of economies of scale.
          The increase in sales and marketing expenses of $3.8 million in the three months ended October 31, 2008 was primarily due to increases of $1.8 million in salaries and employee benefits, $0.7 million in sales travel, $0.4 million in sales office rent and office costs to support the continued geographic expansion of the sales force, $0.3 million in stock-based compensation expense, $0.2 million in marketing programs, and $0.2 million in outside consultants. $0.1 million of the increase was attributable to NuTech expenses.
          The increase in sales and marketing expenses of $12.7 million in the nine months ended October 31, 2008 was primarily due to increases of $4.0 million in salaries and employee benefits, $2.9 million in sales commissions, $1.5 million in sales travel, $1.0 million in sales office rent and office costs to support the continued geographic expansion of the sales force, $1.0 million in stock-based compensation expense, $0.7 million in partner referral fees, $0.7 million in marketing programs, and $0.4 million in recruiting fees. $0.5 million of the increase was attributable to NuTech expenses.
          The number of sales and marketing employees increased to 142 at October 31, 2008, which includes 2 as a result of the NuTech acquisition, from 98 at October 31, 2007, in order to expand our sales force to provide better geographic distribution and market penetration.
Research and Development Expenses
          Research and development expenses increased $2.7 million, or 48%, to $8.4 million in the three months ended October 31, 2008 from $5.7 million in the three months ended October 31, 2007. As a percentage of revenue, research and development expenses were 17% for both the three months ended October 31, 2008 and 2007, as a result of our revenue growth and attainment of economies of scale, offset by investment in new product development.
          Research and development expenses increased $7.0 million, or 41%, to $23.7 million in the nine months ended October 31, 2008 from $16.7 million in the nine months ended October 31, 2007. As a percentage of revenue, research and development expenses were 17% and 19% for the nine months ended October 31, 2008 and 2007, respectively, as a result of our revenue growth and attainment of economies of scale.
          The increase in research and development expenses of $2.7 million in the three months ended October 31, 2008 was due primarily to increases of $1.4 million in salaries, benefits and offshore consulting costs, $0.7 million in prototype expense, $0.2 million in stock-based compensation expense, and $0.2 million in allocated facility expense.
          The increase in research and development expenses of $7.0 million in the nine months ended October 31, 2008 was primarily due to increases of $3.6 million in salaries, benefits and offshore consulting costs, $1.0 million in prototype expense, $0.9 million in stock-based compensation expense, $0.7 million in depreciation expense, and $0.7 million in allocated facility expense.
          The number of research and development employees increased to 110 at October 31, 2008 from 90 at October 31, 2007, to help us broaden and improve the development of new technology and product enhancements. The offshore development team from our contract engineering firm increased to 67 people at October 31, 2008 from 56 people at October 31, 2007, in order to take advantage of the cost efficiencies associated with offshore research and development resources.
General and Administrative Expenses
          General and administrative expenses increased $1.3 million, or 50%, to $4.0 million in the three months ended October 31, 2008 from $2.7 million in the three months ended October 31, 2007. As a percentage of revenue, general and administrative expenses were 8% for both the three months ended October 31, 2008 and 2007.

          General and administrative expenses increased $4.4 million, or 68%, to $10.8 million in the nine months ended October 31, 2008 from $6.4 million in the nine months ended October 31, 2007. As a percentage of revenue, general and administrative expenses were 8% and 7% for the nine months ended October 31, 2008 and 2007, respectively.
          The increase in general and administrative expenses of $1.3 million in the three months ended October 31, 2008 was due primarily to increases of $0.7 million in salaries and benefits, $0.2 million in franchise taxes, $0.2 million in stock-based compensation expense, and $0.2 million in computer equipment and software costs. $0.7 million of the increase was attributable to NuTech expenses.
          The increase in general and administrative expenses of $4.4 million in the nine months ended October 31, 2008 was due primarily to increases of $1.8 million in salaries and benefits, $0.9 million in audit, tax, legal, insurance and consulting costs, $0.6 million in stock-based compensation expense, $0.5 million in computer equipment and software costs, $0.2 million in directors fees, and $0.2 million in allocated facility expense. $1.4 million of the increase was attributable to NuTech expenses.
          The number of general and administrative employees increased to 41 at October 31, 2008, which includes 11 as a result of the NuTech acquisition, from 22 at October 31, 2007 to ensure we had appropriate infrastructure to support the growth of our organization and to support the additional demands of public company compliance.
Interest Income (Expense), Net
          We recorded $0.8 million of interest income, net in the three months ended October 31, 2008 as compared to $1.2 million in the three months ended October 31, 2007. The components of interest income, net for the three months ended October 31, 2008 were interest income of $0.8 million and interest expense of $0. The components of interest income, net for the three months ended October 31, 2007 were interest income of $1.2 million and interest expense of $0. Interest income decreased $0.4 million in the three months ended October 31, 2008 as compared to the three months ended October 31, 2007, primarily due to lower rates of return.
          We recorded $3.6 million of interest income, net in the nine months ended October 31, 2008 as compared to $0.7 million in the nine months ended October 31, 2007. The components of interest income, net for the nine months ended October 31, 2008 were interest income of $3.6 million and interest expense of $0. The components of interest income, net for the nine months ended October 31, 2007 were interest income of $1.4 million and interest expense of $0.7 million. Interest income increased $2.2 million for the nine months ended October 31, 2008, primarily due to higher average cash and investment balances, partially offset by lower rates of return as compared to the nine months ended October 31, 2007. The increase in our average cash and investment balances was due primarily to the net proceeds from our initial public offering in July 2007 and cash generated from operations.
Other Income (Expense), Net
          We incurred other expense, net of approximately $36,000 in the three months ended October 31, 2008 as compared to other income, net of approximately $29,000 in the three months ended October 31, 2007. The components of other expense, net, for the three months ended October 31, 2008 were transaction losses for activities in our foreign subsidiaries, and losses associated with changes in the fair value of foreign currency forward contracts, partially offset by a one time gain on disposal of fixed assets. The components of other income, net in the three months ended October 31, 2007 were transaction gains for activities in our foreign subsidiaries.
          We incurred other expense, net of $0.3 million in the nine months ended October 31, 2008 as compared to other income, net of $0.2 million in the nine months ended October 31, 2007. The components of other expense, net, for the nine months ended October 31, 2008 were transaction losses for activities in our foreign subsidiaries, and losses associated with changes in the fair value of foreign currency forward contracts, partially offset by a one time gain on disposal of fixed assets and other income. The components of other income, net of $0.2 million in the nine months ended October 31, 2007 were transaction gains for activities in our foreign subsidiaries, partially offset by expense from the mark-to-market adjustments on preferred stock warrants and early debt repayment fees incurred on our debt payoff in July 2007.

Provision for Income Taxes
          We recorded a provision for income taxes of $1.3 million for the three months ended October 31, 2008, as compared to $0.3 million for the three months ended October 31, 2007.
          We recorded a provision for income taxes of $2.9 million for the nine months ended October 31, 2008, as compared to $0.8 million for the nine months ended October 31, 2007. The provision for all of these periods was primarily attributable to federal alternative minimum tax, state income taxes and taxes on the earnings of certain foreign subsidiaries.
Liquidity and Capital Resources
     As of October 31, 2008, our principal sources of liquidity were cash and cash equivalents of $105.0 million, and accounts receivable of $31.0 million.
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
          Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings, our acquisition of NuTech in May 2008, purchases of property and equipment primarily to support the development of new products and purchases of inventory to support our sales and the volume of evaluation units located at customer locations that enable our customers and prospective customers to test our equipment prior to purchasing.
          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended October 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$31,061	$13,160
Net cash provided by (used in) investing activities	$25,303	$(85,219)
Net cash provided by financing activities	$2,579	$106,804
          At October 31, 2008, we held ARSs with a par value totaling $54.2 million. These ARSs, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARSs then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the credit worthiness of the issuer. The discounted cash flow analysis assumes a discount rate of 6.23%, expected term of 3 years and an illiquidity discount of 1.5-1.8%. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity premium was based on the levels federal insurance or FFELP backing for each security. As a result, as of October 31, 2008, we recorded an unrealized loss of $6.3 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss on our consolidated balance sheet. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 5.3% and 7.2% respectively, the gross unrealized loss would have been $1.8 million or $11.3 million, respectively. If we had used a term of three years and a discount rate of 5.23% or 7.23%, the gross unrealized loss would have been $4.9 million or $7.6 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $5.5 million or $6.9 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial conditions or results of operations during fiscal 2009.
     Cash Provided By Operating Activities
     Net cash provided by operating activities was $31.1 million for the nine months ended October 31, 2008 and primarily consisted of an increase in deferred revenues of $14.3 million primarily due to increased deferred maintenance revenue which is a result of increased product sales, net income of $8.7 million, a decrease in inventory of $5.9 million, an increase in accounts payable of $2.6 million, and an increase in accrued expenses and accrued compensation and benefits of $1.6 million. In addition, in the nine months ended October 31, 2008 we had stock-based compensation expense of $5.7 million and depreciation and amortization expense of $3.6 million, each of which is a non-cash expense. These sources of cash were partially offset by an increase in accounts receivable of $10.8 million primarily due to the timing of billing and collections of customer invoices, and an increase in other assets of $0.6 million.
     Net cash provided by operating activities was $13.2 million for the nine months ended October 31, 2007 and primarily consisted of an increase deferred revenues of $21.7 million primarily due to increased deferred maintenance revenue which is a result of increased product sales and a decrease in accounts receivable of $9.0 million primarily due to the receipt of customer payments. In addition, in the nine months ended October 31, 2007 we had stock-based compensation expense of $3.1 million, depreciation expense of $2.4 million and a preferred stock warrant liability adjustment and non-cash interest expense of $0.4 million, each of which is a non-cash expense. These sources of cash were partially offset by a net decrease in accounts payable and accrued expenses of $8.5 million, an increase in inventory of $9.8 million used to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, a net loss of $1.4 million and an increase in other assets of $3.7 million.
     Cash Provided by (Used in) Investing Activities
     Net cash provided by investing activities was $25.3 million for the nine months ended October 31, 2008, which primarily consisted of $43.9 million of sales and maturities of our investments. These proceeds were partially offset by $7.4 million used to purchase our investments, $6.2 million used to acquire NuTech, $2.3 million used to purchase other assets, and $2.6 million of capital expenditures.
     Net cash used in investing activities was $85.2 million for the nine months ended October 31, 2007, comprised primarily of $90.6 million used to purchase our short-term investments, and $0.8 million of capital expenditures. These uses of cash were partially offset by $6.2 million of sales and maturities of our short-term investments.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $2.6 million for the nine months ended October 31, 2008, which primarily consisted of proceeds received from the issuance of common stock upon the exercise of stock options.
     Net cash provided by financing activities was $106.8 million for the nine months ended October 31, 2007, which primarily consisted of $113.4 million of proceeds from issuance of common stock, which includes proceeds from our initial public offering, and $8.0 million of borrowings under our debt facilities, partially offset by repayment of $14.6 million under our debt facilities.

     Contractual Obligations
     The following is a summary of our contractual obligations as of October 31, 2008:

		Less than			More than
Contractual obligations	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease obligations	$12,176	$2,211	$3,446	$3,505	$3,014
Purchase obligations (1)	$9,420	$9,420	$—	$—	$—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.
          We believe that our cash and cash equivalents of $105.0 million, will be sufficient to fund our projected operating requirements for the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth, our expansion of sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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
     Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS 141(R) and SFAS 160 and have not yet determined the impact, if any, that their adoption will have on our results of operations or financial condition.
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
          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. We do not expect FSP EITF 03-6-1 to affect our results of operations or earnings per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the Euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of October 31, 2008, we had $8.2 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars and Japanese yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
          At October 31, 2008, we had outstanding foreign currency forward contracts with an aggregate notional value of $5.7 million, denominated in British pounds, Australian dollars and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $2,000 at October 31, 2008. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
     Interest Rate Risk
          We had an unrestricted cash and cash equivalents balance of $105.0 million at October 31, 2008, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.
          At October 31, 2008, we held ARSs with a par value of $54.2 million that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of October 31, 2008 and recorded an unrealized loss of $6.3 million related to the temporary impairment of the ARSs. This impairment has been included in accumulated other comprehensive loss on our consolidated balance sheet. See Note 3 to the accompanying financial statements for a description of how we value these ARSs. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 5.3% and 7.2% respectively, the gross unrealized loss would have been $1.8 million or $11.3 million, respectively. If we had used a term of three years and a discount rate of 5.23% or 7.23%, the gross unrealized loss would have been $4.9 million or $7.6 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $5.5 million or $6.9 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial conditions or results of operations during fiscal 2009.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers and the geographic regions in which we operate. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Recently, there has been widespread concern over the instability of the global capital and credit markets, which has resulted in a significant deterioration in economic conditions in many of the countries and regions in which we do business. If current global economic conditions, or economic conditions in the United States, persist or deteriorate further, our current or prospective customers may experience serious cash flow problems, or may otherwise reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products, which would have an adverse impact on our business, operating results and financial condition.
We have a history of losses, and we may not maintain profitability in the future.
          We were profitable in each of the last five fiscal quarters. We had net income of $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. We experienced a net loss of $14.0 million in fiscal 2006 and $8.0 million in fiscal 2007. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Additionally, as a public company, we expect to incur legal, accounting and other expenses that are substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
          Our operating results are difficult to predict and may fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline. Factors that may cause our operating results to fluctuate include:
•	the impact of the recent economic downturn on customer purchases;

•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter; for instance, one customer accounted for 21% of our total revenues in the nine months ended October 31, 2008, four customers each accounted for greater than 5% of our total revenues during fiscal 2008, and our ten largest customers accounted for approximately 48% of our total revenues during fiscal 2008;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to enhance our products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our sales force;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which first became effective for us in fiscal 2007 and requires that employee stock-based compensation be measured based on fair value on grant date and treated as an expense that is reflected in our financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
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
          On November 25, 2008, Jitendra S. Saxena, our Chairman and Chief Executive Officer, announced his resignation from the position of Chief Executive Officer effective as of the close of business on January 31, 2009, and our board of directors appointed James Baum, currently our President and Chief Operating Officer and a member of our board of directors, as Chief Executive Officer, effective February 1, 2009. We rely on our senior management to manage our existing business operations and to identify and pursue new growth opportunities and there is no guarantee that the transition from Mr. Saxena to Mr. Baum will not result in disruptions to our operations or adversely affect our ability to take advantage of potential growth opportunities.
          There may be additional departures of our key management personnel from time to time and our continued success will depend on our ability to attract or develop highly qualified managerial personnel and fully integrate them into our business, which may be time-consuming and may result in additional disruptions to our operations. In addition, our success depends in significant part on our ability to develop and enhance our products, which requires talented hardware and software engineers with specialized skills, and on our ability to maintain and grow an effective sales force. We experience intense competition for highly qualified managerial, technical, and sales and marketing personnel and we cannot ensure that we will be able to successfully attract, assimilate, or retain such personnel in the future.
If we are unable to develop and introduce new products and enhancements to existing products, if our new products and enhancements to existing products do not achieve market acceptance, or if we fail to manage product transitions, we may fail to increase, or may lose, market share.
          The market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future growth depends on the successful development and introduction of new products and enhancements to existing products that achieve acceptance in the market. Due to the complexity of our products, which include integrated hardware and software components, any new products and product enhancements would be subject to significant technical risks that could impact our ability to introduce those products and enhancements in a timely manner. In addition, such new products or product enhancements may not achieve market acceptance despite our expending significant resources to develop them. If we are unable, for technological or other reasons, to develop, introduce and enhance our products in response to changing market conditions or evolving customer requirements, if the introduction of new products or product enhancements proves more costly or time-consuming than we anticipate, or if these new products and product enhancements do not achieve market acceptance due to competitive or other factors, our operating results and financial condition could be adversely affected.
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
          Between January 31, 2005 and October 31, 2008, the number of our employees increased from 140 to 376 and our installed base of customers grew from 15 to 226. In addition, during that time period our number of office locations has increased from 3 to 19. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
          In the nine months ended October 31, 2008, and the fiscal years ended January 31, 2008 and 2007, we derived approximately 3%, 3% and 5%, respectively, of our revenue from U.S. federal government agencies. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.

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
          In the nine months ended October 31, 2008, and the fiscal years ended January 31, 2008 and 2007, we derived approximately 22%, 20% and 24%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in nine different foreign countries. We expect our revenue and operations outside the United States will expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
          Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the nine months ended October 31, 2008, and the fiscal years ended January 31, 2008 and 2007, we derived approximately 21%, 14% and 17%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.

Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
          Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 23% of our revenue for the nine months ended October 31, 2008, and 19% of our revenue in both the fiscal years ended January 31, 2008 and 2007). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
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
          We believe that our current balance of cash and cash equivalents will be sufficient to fund our projected operating requirements, including anticipated capital expenditures, for the next twelve months. However, we may need to raise additional funds if we are presented with unforeseen circumstances or opportunities in order to, among other things:
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
A substantial percentage of our marketable securities portfolio is invested in highly rated auction rate securities collateralized by student loans with approximately 94% of such collateral in the aggregate being guaranteed by the United States government. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 7 to 35 days, investors can sell or continue to hold the securities at par. Since February 2008, due to current market conditions, the auction process for certain of our auction rate securities have failed. Such failures resulted in the interest rates on these investments resetting to predetermined rates in accordance with their underlying loan agreements. These interest rates were in some instances, lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more issuers of the auction rate securities held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material. At October 31, 2008, we have taken a temporary impairment of $6.3 million on our consolidated balance sheet. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of ARSs is other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material.
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
          In addition to our internal research and development staff, we have contracted with Persistent Systems Pvt. Ltd. located in Pune, India, to employ a dedicated team of over 65 engineers focused on quality assurance and product integration engineering. Persistent Systems can terminate our agreement for any reason upon 15 days’ notice. If we were required to change our contract engineering firm, including due to a termination of the agreement with Persistent Systems, we may experience delays, incur increased costs or otherwise damage our customer relationships. We cannot assure you that we will be able to establish an alternative contract engineering firm relationship on acceptable terms or at all.
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

Date: December 10, 2008
	By:	/s/ Patrick J. Scannell, Jr. Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)