Form 10-K
period 2009-01-31
NETEZZA CORP
filed 2009-03-26
CIK 1132484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33445

Netezza Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3527320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
26 Forest Street Marlborough, MA	01752 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(508) 382-8200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 31, 2008 (the last trading date of the registrant’s second quarter of fiscal 2009), the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $625.5 million based on a total of 48,565,459 shares of common stock held by nonaffiliates and on a closing price of $12.88 per share on such date for the common stock as reported on NYSE Arca.

As of March 20, 2009, 59,734,110 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 2009. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

NETEZZA CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2009

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

ITEM 1.	BUSINESS

Company Overview

Netezza Corporation (“we,” “us,” “Netezza,” or the “Company”) is a leading provider of data warehouse appliances. Our product, the Netezza Performance Server, or NPS, integrates database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The results of these queries and analyses, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. As more information is recorded and communicated electronically, the amount of data generated and the potential utility of the business intelligence that can be extracted from this data is increasing significantly. We designed our NPS data warehouse appliance specifically for analysis of terabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems. Our NPS appliance performs faster, deeper and more iterative analyses on larger amounts of detailed data, giving our customers greater insight into trends and anomalies in their businesses, thereby enabling better strategic decision-making.

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

We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. From our inception through January 31, 2009, we have sold in excess of 475 of our data warehouse appliances worldwide to 224 data-intensive customers. Our customers span multiple vertical industries and include data-intensive companies and government agencies. On May 9, 2008, we acquired NuTech Solutions, Inc, (“NuTech”), an advanced analytics and optimization solutions company based in Charlotte, North Carolina, which will give us greater intellectual property and expertise in this rapidly growing field. The results of NuTech’s operations have been included in our consolidated financial statements since that date. We have 24 NuTech customers, which represented two percent of our total revenue for the fiscal year ended January 31, 2009.

We were incorporated in Delaware on August 18, 2000 as Intelligent Data Engines, Inc. and changed our name to Netezza Corporation in November 2000. Our corporate headquarters are located at 26 Forest Street, Marlborough, Massachusetts 01752, and our telephone number is (508) 382-8200. Our website address is www.netezza.com. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Financial information regarding our reporting segment is contained in Selected Financial Data in Item 6 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 16 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our fiscal year ends January 31. When we refer to a particular year, we are referring to the fiscal year ended January 31 of that year. For example, fiscal 2009 refers to the fiscal year ended January 31, 2009.

Industry Background

Proliferation of Data

Data is one of the most valued assets within an organization. The amount of data that is being generated and kept for availability and analysis by organizations is exploding. The timely and comprehensive analysis of this vast amount of data is vital to organizations in a variety of vertical industries, including:

•	Communications. The communications industry is characterized by intense competition and customer attrition, or “churn.” Targeted marketing opportunities and the rapid response to behavior trends are paramount to the success of communications service providers in retaining existing customers and attracting new customers. Customer relationship management, or CRM, analyses need to be constantly and quickly performed, to enable service providers to market to at-risk customers before they churn, offer new products and services to those most likely to buy, and identify and manage key customer relationships. Other key analytical needs of communications service providers include call data record analysis for revenue assurance, billing and least-cost routing, fraud detection and network management.

•	Digital Media. For online businesses, the process of collecting, analyzing and reporting data about page visits, otherwise known as click stream analysis, is required for constant monitoring of website performance and customer pattern changes. In addition to needing to address the operational and customer relationship challenges faced by traditional retailers, digital media businesses must also analyze hundreds of millions or even billions of click stream data records to track and respond to customer behavior patterns in real time. Additionally, with online advertising becoming a major revenue generator, many digital media businesses and their advertisers need to understand who is looking at the advertisements and their actions as a result of viewing the advertisements. Fast analysis of online activity can enable better cross-selling of products, prevent customers from abandoning shopping carts or leaving the web site, and mitigate click stream fraud.

•	Retail. With thousands of products and millions of customers, many retailers need sophisticated systems to track, manage and optimize customer and supplier relationships. Targeted marketing programs often require the analysis of millions of customer transactions. To prevent supply shortages large retailers must integrate and analyze customer transaction data, vendor delivery schedules and radio frequency identification supply chain data. Other useful analyses for retail companies include “market basket” analysis of the items customers buy in a given shopping session, customer loyalty programs for frequent buyers, overstock/understock and supply chain optimization.

•	Financial Services. Financial services institutions generate terabytes of data related to millions of client purchases, banking transactions and contacts with marketing, sales and customer service across multiple channels. This data contains crucial business information on client preferences and buying behavior, and can reveal insights that enable stronger customer relationship management and increase the lifetime value of the customer. In addition, risk management and portfolio management applications require analysis of vast amounts of rapidly changing data for fraud prevention and loan analysis. With extensive compliance and regulatory requirements, financial institutions are required to retain an ever-increasing amount of data and need to make this data available for detailed reporting on a periodic basis.

•	Outsourced Analytics. The primary purpose of these companies is providing business intelligence support to enterprises on an outsourced basis. Outsourced analytic providers serving many industries, including retail, telecommunications, healthcare and others, provide clients with domain expertise in database-driven marketing and customer segmentation. Since their clients are looking for faster turn-arounds for more sophisticated reports on continuously increasing amounts of data, these companies require solutions that will scale better with lower cost of ownership to meet their clients’ service-level agreements, while improving their own profitability.

•	Government. As some of the largest creators and consumers of data, government agencies around the world need to access, analyze and share vast amounts of up-to-date data quickly and efficiently. These agencies face a broad range of challenges, including identifying terrorist threats and reducing fraud, waste and abuse. Iterative analysis on many terabytes of data with high performance is crucial for achieving these missions.

•	Health and Life Sciences. Healthcare providers seek to analyze terabytes of operational and patient care data to measure drug effectiveness and interactions, improve quality of care and streamline operations through more cost-effective services. Pharmaceutical companies rely on data analysis to speed new drug development and increase marketing effectiveness. In the future, these companies plan to incorporate large amounts of genomic data into their analyses in order to tailor drugs for more personalized medicine.

The significant growth of enterprise data is fueling a need for additional storage and other information technology infrastructure to maintain and manage it. These technology needs are being further driven by a steady decline in data storage prices, which makes storing large data sets more economical.

As the volume of data continues to grow, enterprises have recognized the value in analyzing such data to significantly improve their operations and competitive position. They have also realized that frequent analysis of data at a more detailed level is more meaningful than periodic analysis of sampled data. In addition, companies are making analytic capabilities more widely available to a broad range of users across the enterprise for both strategic and tactical decision-making. These factors have driven the demand for data warehouses that provide the critical framework for data-driven enterprise decision-making by way of business intelligence.

Growing Role of the Data Warehouse

A data warehouse consists of three main elements — database, server, and storage — and interacts with external systems to acquire and retain raw data, receive query instructions and provide analytical results. The data warehouse acts as a data repository for the enterprise, aggregating information from many departments, and more importantly, enables analytics through the querying of the data to deliver specific information used to monitor, measure and manage business performance and to drive future business decisions. The goal of a data warehouse is to enable a business to better understand its competitive position, internal efficiency and productivity and customers’ behavior patterns.

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

Easy and Cost-Effective Procurement.  Our NPS appliance combines database, server, and storage platforms in a single scalable device using open standards and commodity components to deliver a significant cost advantage compared with the products of our competitors. In addition, since our NPS appliance provides these technologies in a single product, customers can purchase their data warehouse appliance from one vendor as opposed to from multiple vendors, streamlining the procurement process.

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

Our Products

The NPS family of appliances currently consists of two main product lines:

The 10000 Series is our core performance line, with current data capacity ranging from less than one terabyte of data up to 400 terabytes. This is the primary product line from which we derive the substantial majority of our revenue. The 10000 Series currently consists of six product models (10050, 10100, 10200, 10400, 10600 and 10800). The various models have different price points and support varying amounts of data capacity. The prices range from several hundred thousand dollars up to several million dollars. Our on-demand pricing allows our customers to add capacity in terabyte increments based on their data growth.

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

NPS Product Performance Scalability

	Smallest	Largest
	Configuration	Configuration
	(NPS 5200)	(NPS 10800)

Snippet Processing Units (SPUs)	28	896
User Data Capacity (Terabytes)	3	400
Data Scan Rate (Terabytes/hour)	6	400

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

Technology and Architecture

The architecture of the NPS appliance is based upon two guiding principles:

•	Moving processing intelligence to a record stream adjacent to storage significantly enhances performance and scalability. Our approach allows us to perform database operations in a “streaming” fashion. This patent-pending Netezza innovation is called Intelligent Query Streaming technology. The approach of traditional solutions requires data from storage to be moved through many stages before database operations can be performed.

•	Performance and scalability goals can be met using elements of both symmetric multi-processing, or SMP, and massively parallel processing, or MPP, applying each method where it is best suited to meet the specific needs of analytic applications operating on terabytes of data. We believe our architectural approach, AMPP, provides significant improvements in performance and scalability as compared to traditional data warehouse systems. We have several patents pending surrounding our AMPP architecture.

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

Customers

We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. As of January 31, 2009, we had 224 customers and had sold in excess of 475 of our data warehouse appliances. Our customers span multiple vertical industries and include data-intensive companies and government agencies.

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

In addition, we had 24 NuTech customers as of January 31, 2009.

The Nielsen Company accounted for 16% of our total revenue in fiscal 2009, AOL accounted for 10% of our total revenue in fiscal 2008 and no customer accounted for greater than 10% of our total revenue in fiscal 2007.

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

We provide our customers with support priced as a percentage of license sales. Our support strategy includes highly-trained support staff located in our Marlborough, Massachusetts headquarters, and worldwide installation and technical account management teams. We have invested in help desk, FAQ, trouble-ticketing and online forum infrastructure to enable our customers to log product and support issues, and to share best practices with each other. Our on-site hardware service is performed through hardware service relationships that we have with Hewlett-Packard and its affiliates and Unisys and its affiliates.

We offer training services to our customers in administration and usage of our NPS appliances through three-day sessions as well as shorter sessions on-site and in our Marlborough, Massachusetts headquarters. In addition, we plan to offer limited consulting services, in particular where the customers do not have the on-site staff required for their data warehouse projects and the projects are too small to justify systems integration partner services. These bundled services are provided by our technical account managers assigned to help customers with specific installation, integration and administration projects.

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

Sales and Marketing

We have established a worldwide sales and distribution network to sell data warehouse appliances to large global enterprises, mid-market companies and government agencies, both directly through our salesforce and indirectly via distribution partners. Our direct salesforce consists of paired teams of account executives and systems engineers who work closely together throughout the sales cycle. These teams are organized vertically and geographically and are focused on strategic account targets.

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

Research and Development

Our research and development organization is responsible for designing, developing and testing our products and for integrating our appliances with partner solutions. Our product development approach utilizes a multi-

disciplinary team of professionals with experience in a broad range of areas, including databases, networking, microcode, firmware, performance measurement, application programming interfaces, optimization techniques and user interface design. In addition to our internal research and development staff, we have contracted with Persistent Systems, located in Pune, India, to employ a dedicated team of engineers focused on quality assurance and product integration engineering. Research and development expenses were $32.6 million, $23.9 million and $18.0 million in fiscal 2009, 2008 and 2007, respectively. We plan to continue to invest in all areas of research and development to maintain our price/performance leadership and to continue to innovate in software, hardware and firmware design. We are also investing in an advanced development team that is engaged in prototyping technologies that enable new market applications for our products, leveraging our core product advantages.

Manufacturing

Our NPS appliance integrates several commodity hardware components including CPUs, disk drives, servers, network switches and memory. Our manufacturing strategy is to manage the supply chain, manufacturing process, test process, finished goods inventory and logistics using third-party expertise and resources, using a highly-leveraged outsourced manufacturing model.

We work closely with several suppliers to select components based on price/performance, reliability, and power and cooling characteristics. Our operations and engineering personnel work directly with these suppliers on technology roadmap and supply chain issues. We update our hardware platform roughly every 18 months, taking advantage of our suppliers’ advances and new market offerings. Our advanced manufacturing team, located in our Marlborough, Massachusetts headquarters, works closely with hardware engineering to review the hardware product roadmap and to plan short- and longer-term materials acquisition strategies, in addition to testing new components for manufacturability and reliability. We rely on a limited number of suppliers for several key components utilized in the assembly of our products, including disk drives and microprocessors. Although in many cases we use standard components for our products, some of these components may only be purchased or may only be available from a single supplier. In addition, we maintain relatively low inventory and acquire components only as needed, and neither we nor our contract manufacturer enter into long-term supply contracts for these components and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided in a particular purchase order.

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

Competition

The data warehouse industry has traditionally been dominated by a small number of major providers. EMC, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and Teradata are our principal competitors in the data warehouse marketplace. Each of these companies provides several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services; however, most do not provide an integrated solution similar to ours. Many of our competitors have greater market presence, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing, distribution and other resources than we have. Moreover, many of our competitors have more extensive customer and partner relationships than we do, and may therefore be in a better position to identify and respond to market developments or changes in customer demands.

In addition to traditional data warehouse offerings, several new offerings and vendors have entered the market over the past few years. As the benefits of an appliance solution become evident in the marketplace, many of our competitors have introduced “appliance-like” offerings that combine traditional database software integrated with lower-cost, commodity hardware including servers and storage. In addition, several smaller vendors have entered the market, offering open source or proprietary database software with commodity hardware. Furthermore, we expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally developed systems. The success of any of these sources of competition, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

As of January 31, 2009, we had 14 issued patents and 13 pending patent applications in the United States. These patents will expire on dates ranging from 2022 to 2026. We also had two granted foreign patents that have been activated in one or more European Contracting States and 13 additional applications pending with the European Patent Office. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. To the extent that a patent is issued, any such future patent may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing this patent. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, strategic concerns, economic considerations or other factors. We will continue to assess appropriate occasions to seek patent protection for aspects of our technology that we believe provide us a significant competitive advantage in the market. However, we believe that effective and timely product innovation is more important to the success of our business than the protection of our existing technology.

We have registered the following trademarks in the United States: Netezza, the Netezza logo, Netezza Performance Server and NPS. We also have trademarks registered in foreign jurisdictions including: Argentina, Brazil, Canada, China, The European Community, Hong Kong, India, Japan, Korea, Mexico, Norway, Poland, Singapore, Switzerland, Taiwan, Thailand and Turkey. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.

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

Employees

As of January 31, 2009, we had 381 employees worldwide, including 149 employees in sales and marketing, 113 employees in research and development, 68 employees in service and support, 40 employees in general administration and 11 employees in manufacturing. None of our employees is represented by a labor union, and we consider current employee relations to be good.

INFORMATION

Netezza makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Netezza will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), portions of which are incorporated herein by reference. Document requests are available by calling or writing to:

Netezza — Shareholder Relations
26 Forest Street
Marlborough, MA 01752
Phone: 508-382-8200
Website: www.netezza.com

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers and the geographic regions in which we operate. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Recently, there has been a significant deterioration in economic conditions in many of the countries and regions in which we do business. If current global economic conditions, or economic conditions in the United States, persist or deteriorate further, our current or prospective customers may experience serious cash flow problems, or may otherwise reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products, which would have an adverse impact on our business, operating results and financial condition.

We have a history of losses, and we may not maintain profitability in the future.

We were profitable in each of the last six fiscal quarters. We had net income of $31.5 million in fiscal 2009 and $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. We experienced a net loss of $8.0 million in fiscal 2007. Our current accumulated deficit is $47.6 million. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.

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

Factors that may cause our operating results to fluctuate include:

•	the impact of the recent economic downturn on customer purchases;

•	the impact of new competitors or new competitive offerings;

•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter; for instance, one customer accounted for 16% of our total revenues during fiscal 2009 and our ten largest customers accounted for approximately 39% of our revenues in fiscal 2009;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to enhance our products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our salesforce;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which first became effective for us in fiscal 2007 and requires that employee stock-based compensation be measured based on fair value on grant date and treated as an expense that is reflected in our financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

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

Our company has only been in existence since August 2000. We first began shipping products in February 2003 and much of our growth has occurred in the past three fiscal years. Our limited operating history and the nascent state of the data warehouse market in which we operate makes it difficult to evaluate our current business and our future prospects. As a result, we cannot be certain that we will sustain our growth or maintain profitability. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly-evolving industries. These risks include the need to:

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

Currently, our most significant competition includes companies which typically sell several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services. These competitors are often leaders in many of these segments including EMC, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and Teradata. In addition, a large number of fast growing companies have recently entered the market, many of them selling integrated appliance offerings similar to our products. Additionally, as the benefits of an appliance solution have become evident in the marketplace, many of our competitors have also begun to bundle their products into appliance-like offerings that more directly compete with our products. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally developed systems. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

In addition, some of our traditional competitors have introduced their own integrated data warehousing solutions which may cause our sales cycles to be delayed and may have an adverse impact on our business, operating results and financial condition.

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

The timing of our revenue is difficult to predict as we experience extended sales cycles, due in part to our need to educate our customers about our products and participate in extended product evaluations and the high purchase price of our products. In addition, product purchases are often subject to a variety of customer considerations that may extend the length of our sales cycle, including customers’ acceptance of our approach to data warehouse management and their willingness to replace their existing solutions and supplier relationships, timing of their budget cycles and approval processes, budget constraints, extended negotiations, and administrative, processing and other delays, including those due to general economic factors. As a result, our sales cycle extends to more than nine months in some cases and it is difficult to predict when or if a sale to a potential customer will occur. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. In addition, the provision of evaluation units to customers may require significant investment in inventory in advance of sales of these units, which sales may not ultimately transpire. If we are unsuccessful in closing sales after expending significant resources, or if we experience delays for any of the reasons discussed above, our future revenues and operating expenses may be materially adversely affected.

Our company has grown rapidly and we may be unable to manage our growth effectively.

Between January 31, 2005 and January 31, 2009, the number of our employees increased from 140 to 381 and our installed base of customers grew from 15 to 248. In addition, during that time period our number of office locations has increased from 3 to 19. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.

Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.

In both fiscal 2009 and fiscal 2008, we derived approximately 3% of our revenue from U.S. federal government agencies, which amount may increase substantially in future periods. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.

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

In fiscal 2009 and fiscal 2008, we derived approximately 26% and 20%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in nine different foreign countries. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Our future revenue growth will depend in part on our ability to further develop our indirect sales channel, and our inability to effectively do so will impair our ability to grow our revenues.

Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct salesforce. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In fiscal 2009 and fiscal 2008, we derived approximately 21% and 14%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct salesforce. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.

Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.

Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 24% of our revenue in fiscal 2009 and 19% of our revenue in fiscal 2008). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.

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

We believe that our current balance of cash, cash equivalents and investments, together with cash expected to be generated from operations, will be sufficient to fund our projected operating requirements, including anticipated capital expenditures, for at least the next twelve months. However, we may need to raise additional funds if we are presented with unforeseen circumstances or opportunities in order to, among other things:

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

A substantial percentage of our marketable securities portfolio is invested in highly rated auction rate securities collateralized by student loans with the majority of such collateral being guaranteed by the United States government. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 7 to 35 days, investors can sell or continue to hold the securities at par. Beginning in late February 2008, due to market conditions, the auction process for our auction rate securities failed. Such failures resulted in the interest rate on these investments resetting to predetermined rates in accordance with their underlying loan agreements which are, in some instances, lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more issuers of the auction rate securities held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material.

Due to our inability to sell these securities at auction since late February 2008, on November 7, 2008, we accepted an offer from UBS AG (“UBS”), an investment broker through whom we purchased par value $15.8 million of auction rate securities, that grants us the right to sell to UBS $15.8 million of our total $54.2  million auction rate securities position, at par, at any time during a two-year period beginning June 30, 2010 (the “Put Right”). Nevertheless, the Put Right only provides us with the opportunity to liquidate a portion of our auction rate securities position and to the extent we are not able to liquidate our auction rate securities, our lack of access to the underlying value of such securities could have a material impact on our income and results in operations.

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

We acquired NuTech Solutions, Inc. in May 2008 and Tizor Systems, Inc. in February 2009 (see Note 7 and Note 19 to our accompanying financial statements). In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. Any acquisitions we make could subject us to a number of risks, including:

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

In addition to our internal research and development staff, we have contracted with Persistent Systems Pvt. Ltd. located in Pune, India, to employ a dedicated team of over 60 engineers focused on certain aspects of our product development. Persistent Systems can terminate our agreement for any reason upon 15 days’ notice. If we were required to change our contract engineering firm, including due to a termination of the agreement with Persistent Systems, we may experience delays, incur increased costs or otherwise damage our customer relationships. We cannot assure you that we will be able to establish an alternative contract engineering firm relationship on acceptable terms or at all.

Future interpretations of existing accounting standards could adversely affect our operating results.

Generally Accepted Accounting Principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results, and they could affect the reporting of transactions completed before the announcement of a change. For example, we recognize our product revenue in accordance with AICPA Statement of Position, or SOP 97-2, “Software Revenue Recognition,” and related amendments and interpretations contained in SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in delays in our recognition of revenue that may have a material adverse effect on our operating results. For example, we may in the future have to defer recognition of revenue for a transaction that involves:

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. SEC rules require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the fiscal year ended January 31, 2009, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form registration, action by the SEC, the suspension or delisting of our common stock from NYSE Arca and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

The trading price of our common stock has decreased significantly during the previous 6 months and will be susceptible to fluctuations in the market due to numerous factors, many of which may be beyond our control, including:

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

Not applicable.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Marlborough, Massachusetts. We currently occupy approximately 68,000 square feet of office space in the Marlborough facility under the terms of an operating lease expiring in August 2015. We also have leased sales or support offices in various locations throughout the United States, as well as in Canada, Europe, Australia, Japan, Korea and Poland. We believe that our current facilities will be adequate to meet our needs. We also believe that suitable additional or alternative facilities will be available as needed on commercially reasonable terms. For information concerning our obligations under all operating leases, see Note 15 in the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

Fiscal Year 2008	High	Low

Second fiscal quarter ended July 31, 2007 (from July 19, 2007)	$17.39	$15.00
Third fiscal quarter ended October 31, 2007	$15.95	$11.25
Fourth fiscal quarter ended January 31, 2008	$14.81	$9.45

Fiscal Year 2009
First fiscal quarter ended April 30, 2008	$10.60	$7.85
Second fiscal quarter ended July 31, 2008	$13.40	$10.09
Third fiscal quarter ended October 31, 2008	$14.03	$8.10
Fourth fiscal quarter ended January 31, 2009	$9.25	$5.12

The last reported sale price for our common stock on NYSE Arca was $6.55 per share on March 20, 2009.

Stockholders

As of March 20, 2009, there were 200 holders of record of our common stock.

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

Comparative Stock Performance Graph

The following graph compares the relative performance of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the period from July 19, 2007 (date of our initial public offering) through January 31, 2009.

COMPARISON OF CUMULATIVE TOTAL RETURN

QUARTERLY RETURN PERCENTAGE
Quarter Ending

Company/Index	7/31/07	10/31/07	1/31/08	4/30/08	7/31/08	10/31/08	1/31/09
Netezza Corporation	(12.31)	(9.84)	(28.29)	7.51	21.51	(26.32)	(36.04)
S&P 500 Index	(6.30)	6.97	(10.55)	1.03	(8.02)	(23.11)	(14.10)
S&P Information Technology Index	(6.17)	14.40	(18.26)	3.62	(5.34)	(26.67)	(12.42)

INDEXED RETURNS
Quarter Ending

Company/Index	7/19/07	7/31/07	10/31/07	1/31/08	4/30/08	7/31/08	10/31/08	1/31/09
Netezza Corporation	100	87.69	79.07	56.70	60.95	74.07	54.57	34.91
S&P 500 Index	100	93.70	100.23	89.66	90.57	83.31	64.05	55.02
S&P Information Technology Index	100	93.83	107.34	87.74	90.92	86.07	63.11	55.27

Recent Sales of Unregistered Securities

Not applicable.

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

	Fiscal Year Ended January 31,
	2009(1)	2008	2007	2006	2005
	(In thousands, except share and per share amounts)

Summary of Operations:
Revenue	$187,769	$126,686	$79,621	$53,851	$36,029
Operating income (loss)	12,589	403	(8,251)	(14,034)	(3,134)
Income (loss) before cumulative effect of change in accounting principle and accretion to preferred stock	31,519	1,994	(7,975)	(13,807)	(3,014)
Accretion to preferred stock	—	(2,853)	(5,931)	(5,797)	(4,096)
Net income (loss) attributable to common shareholders	31,519	(859)	(13,906)	(19,822)	(7,110)
Net income (loss) per share attributable to common stockholders — basic	$0.53	$(0.03)	$(1.90)	$(2.99)	$(1.17)
Net income (loss) per share attributable to common stockholders — diluted	$0.50	$(0.03)	$(1.90)	$(2.99)	$(1.17)
Weighted average common shares outstanding — basic	58,939,422	33,988,696	7,319,231	6,635,274	6,077,538
Weighted average common shares outstanding — diluted	62,764,914	33,988,696	7,319,231	6,635,274	6,077,538

(1)	On May 9, 2008, Netezza completed the acquisition of NuTech, whereby Netezza acquired NuTech for aggregate consideration of approximately $6.6 million. The financial data for the fiscal year ended January 31, 2009 includes operating results for NuTech for the period following its acquisition, presented on a consolidated basis.

	As of January 31,
	2009(1)	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Working capital	$113,330	$92,501	$25,899	$20,329	$28,708
Total assets	258,859	198,752	69,199	45,864	39,443
Long-term debt, less current portion	—	—	4,099	2,489	—
Convertible redeemable preferred stock	—	—	97,131	91,200	80,904
Total stockholders’ equity (deficit)	176,622	136,475	(81,123)	(67,932)	(49,110)

(1)	On May 9, 2008, Netezza completed the acquisition of NuTech, whereby Netezza acquired NuTech for aggregate consideration of approximately $6.6 million. The financial data for the fiscal year ended January 31, 2009 includes assets and liabilities of NuTech for the period following its acquisition, presented on a consolidated basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Recently, there has been a significant deterioration in economic conditions in many of the countries and regions in which we do business. If current global economic conditions, or economic conditions in the United States, persist or deteriorate further, our current or prospective customers may experience serious cash flow problems, or may otherwise reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products, which would have an adverse impact on our business, operating results and financial condition.

In addition, some of our traditional competitors have introduced their own integrated data warehousing solutions which may cause our sales cycles to be delayed and may have an adverse impact on our business, operating results and financial condition.

We are currently headquartered in Marlborough, Massachusetts. Our personnel and operations are also located throughout the United States, as well as in Canada, the United Kingdom, Australia, France, Germany, Ireland, Italy,

Japan, Korea and Poland. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Revenue

We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct salesforce as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For fiscal 2009, 2008 and 2007, U.S. customers accounted for approximately 74%, 80% and 76% our revenue, respectively. On May 9, 2008, we acquired NuTech, an advanced analytics and optimization solutions company. The results of NuTech’s operations are included in our consolidated financial statements since that date. For fiscal 2009, NuTech accounted for approximately 2% of our revenue. Its revenue is classified as services revenue in our consolidated financial statements.

Product Revenue.  The significant majority of our revenue is generated through the sale of our NPS appliances, primarily to companies in the following vertical industries: telecommunications, digital media, retail, financial services, outsourced analytics, government and health and life sciences. Our future revenue growth will depend in significant part upon further sales of our NPS appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch,” high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.

Services Revenue.  We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services was 24% in fiscal 2009 and 19% in each of fiscal 2008 and 2007.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of amounts paid to Sanmina-SCI Corporation, or Sanmina, our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our NPS appliance systems. Neither we nor Sanmina enter into long-term supply contracts for our hardware components, which can cause our cost of product revenue to fluctuate. These product costs are recorded when the related product revenue is recognized. Cost of revenue also includes shipping, warehousing and logistics expenses, warranty reserves, depreciation and amortization and inventory write-downs to write down the carrying value of inventory to the lower of cost or market. Shipping, warehousing and logistics costs are recognized as incurred. Estimated warranty costs are recorded when the related product revenue is recognized.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 381 employees at January 31, 2009 from 179 employees at January 31, 2006. Included in this headcount increase are 40 employees from the NuTech acquisition.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits, allocated facilities expenses, fees for professional services such as legal, accounting and compliance, investor relation expenses and insurance premiums, including premiums related to director and officer insurance. We expect general and administrative expenses to continue to increase in total dollars and to increase slightly as a percentage of revenue in fiscal 2010 as we continue to invest in infrastructure to support continued growth.

Other

Interest Income and Interest Expense

Interest income and interest expense primarily consist of interest income on investments and cash balances and interest expense on our outstanding debt. In addition, interest income includes realized gains and losses on marketable securities.

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

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates, judgments and assumptions on an ongoing basis. Although we believe that our estimates, judgments and assumptions are reasonable under the circumstances, actual results may differ from those estimates.

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

We enter into multiple element arrangements in the normal course of business with our customers. Elements in such arrangements are recognized when delivered and the amount allocated to each element is based on vendor specific objective evidence of fair value (“VSOE”). VSOE is determined based upon the amount charged when an element is sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume and maintenance term. We review services revenue sold separately and maintenance renewal rates on a periodic basis and update, when appropriate; our VSOE of fair value for such services to ensure that it reflects our recent pricing experience. When VSOE exists for undelivered elements but not for the delivered elements, we use the “residual method.” Under the residual method, the fair values of the undelivered elements are initially deferred. The residual contract amount is then allocated to and recognized for the delivered elements. Thereafter, the amount deferred for the undelivered element is recognized when those elements are delivered. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is maintenance in which case the entire contract is recognized ratably over the maintenance period.

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

Our service revenue also consists of software customization and consulting service contracts recognized in accordance with Accounting Research Bulletin (“ARB”) No. 45 “Long-term Construction-Type Contracts” and the relevant guidance of Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” as prescribed by SOP 97-2, “Software Revenue Recognition.” Services revenues are recognized either as services are performed and billed to customers for time and material arrangements or on the percentage-of-completion method for fixed fee contracts. Percentage-of-completion is measured by the percentage of software customization or consulting hours incurred to date to total estimated hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. Revisions in total estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. The calculation of compensation cost in accordance with SFAS 123R for options issued prior to our initial public offering required our Board of Directors, with input from management, to estimate the fair market value of our common stock on the date of grant of those options. These estimates of fair market value were determined based upon a number of objective and subjective factors and were, therefore, inherently subjective estimates.

We account for stock-based compensation expense for non-employees using the fair value method prescribed by Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and the Black-Scholes option pricing model, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

For stock options and restricted stock we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature.

Inventory Valuation

Inventories primarily consist of finished systems and are stated at the lower of cost or market value. A large portion of our inventory also relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. The number of evaluation units has increased due to our overall growth and an increase in our customer base. We assess the valuation of all inventories, including raw materials and finished goods, on a periodic basis. We write down inventory to its estimated market value if less than its cost. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. During the fiscal years ended January 31, 2009, 2008 and 2007, we recorded charges of $5.4 million, $1.8 million and $0.7 million, respectively, to write inventory down to the lower of cost or market.

Accounting for Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provisions for income taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which is the asset and liability method for accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

The income tax accounting process involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense.

As of the end of the third quarter of fiscal 2009, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of U.S. net operating loss carryforwards and tax credit carryforwards). However, based upon our operating results over recent years and through January 31, 2009 as well as an assessment of our expected future results of operations, we determined in the fourth quarter of fiscal 2009 that it had become “more likely than not” that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we reduced our valuation allowance during the fourth quarter of fiscal 2009, which resulted in recognition of deferred tax assets of $23.8 million, a one-time income tax benefit of approximately $20.8 million, a $1.4 million reduction to goodwill for acquired tax benefits and $1.6 million reserve for uncertain tax positions in the U.S., which was recorded as a reduction to our tax carryforward attributes. Significant management judgment was required to determine when the realization of our deferred tax assets was deemed more-likely-than-not. Had we not released the valuation allowance in fiscal 2009, we would have reported materially different results.

As of January 31, 2009, we had a remaining valuation allowance of $1.7 million against net deferred tax assets in the U.S. of which $1.3 million was recorded against other comprehensive income, and a remaining valuation allowance of $0.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consisted of capital losses that we had determined were not more likely than not to be realized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions consisted primarily of net operating loss carryforwards that will likely expire without being utilized

Income tax expense related to our international subsidiaries generally results from taxable income generated by the subsidiary pursuant to intercompany service agreements. We believe the compensation associated with these service agreements is reasonable in light of the level and nature of services performed by our subsidiaries. However, if a foreign tax jurisdiction or the Internal Revenue Service were to challenge these arrangements, we could be subject to additional income tax expense either in the United States or the foreign jurisdiction.

In accordance with SFAS 123R, our deferred tax assets do not include the excess tax benefit related to stock-based compensation in the amount of approximately $5.0 million as of January 31, 2009. Consistent with prior years, we use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized for book purposes. The “with and without” approach results in the recognition of the windfall stock option tax benefit through additional paid-in capital only after all of our other tax attributes have been considered in the annual tax accrual computation in the period in which the tax benefit reduces taxes payable.

On February 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.” The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of February 1, 2007, we had $0.3 million of unrecognized tax benefits, the benefit of which, if recognized, would favorably affect our income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 31, 2009, we recorded an unrecognized tax benefit of $3.9 million of which $1.9 million would favorably affect our income tax rate in future periods. To date we have not accrued interest and penalties on uncertain tax positions.

Valuation of Investments

Effective February 1, 2008, we implemented SFAS No. 157, “Fair Value Measurement,” (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

Investments and marketable securities classified as available-for-sale are considered to be impaired when cost basis exceeds fair value. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in our portfolio, if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Included in our long-term marketable securities at January 31, 2009 and 2008 were auction rate securities (“ARS”) most of which were AAA-rated bonds, collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every 7 to 35 days. Historically, the carrying value (par value) of ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended January 31, 2009, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the long-term nature of the underlying student loan bonds and the failure of the auction process to provide a current market, we classified these investments as long-term on our consolidated balance sheet as of January 31, 2009.

In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of January 31, 2009 assumes a weighted average discount rate of 4.45% and expected term of three years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of January 31, 2009, we have estimated an aggregate loss of $5.0 million, of which $3.4 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity and of which $1.6 million was related to the impairment of ARS classified as trading securities and included in other income (expense), net in the consolidated statement of operations.

If we had used a term of one year or five years and a discount rate of 4.07% and 5.01% respectively, the gross unrealized loss would have been $1.5 million or $8.7 million, respectively. If we had used a term of three years and a discount rate of 4.07% or 5.01%, the gross unrealized loss would have been $4.4 million or $5.7 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $4.2 million or $5.6 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will affect our ability to operate our business as usual.

Despite the failed auctions, we continue to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, except for certain ARS with an aggregate par value of $15.8 million with respect to which we have entered into an agreement allowing us to sell such ARS at par in June 2010, we have the intent and ability to hold our ARS until a recovery of the impairment because we believe we have sufficient cash and other marketable securities on-hand and from projected cash flows from operations such that we do not anticipate a need to sell our ARS prior to a recovery to par value. See “Liquidity and Capital Resources” below.

Valuation of Goodwill and Acquired Intangible Assets

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. We evaluate goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $2.0 million and $2.9 million, respectively, at January 31, 2009. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Results of Operations for the Years Ended January 31, 2009, 2008 and 2007

The following table sets forth our consolidated results of operations for the periods shown.

				Percentage Change
	Fiscal Year Ended January 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
	(In thousands)

Revenue
Product	$143,463	$102,994	$64,632	39.3%	59.4%
Services	44,306	23,692	14,989	87.0%	58.1%

Total revenue	187,769	126,686	79,621	48.2%	59.1%

Cost of revenue
Product	57,350	42,527	26,697	34.9%	59.3%
Services	12,211	7,716	5,403	58.3%	42.8%

Total cost of revenue	69,561	50,243	32,100	38.4%	56.5%

Gross margin	118,208	76,443	47,521	54.6%	60.9%
Operating expenses
Sales and marketing	58,429	43,210	32,908	35.2%	31.3%
Research and development	32,557	23,880	18,037	36.3%	32.4%
General and administrative	14,633	8,950	4,827	63.5%	85.4%

Total operating expenses	105,619	76,040	55,772	38.9%	36.3%

Operating income (loss)	12,589	403	(8,251)	3023.8%	104.9%
Interest income	4,045	2,971	414	36.1%	617.6%
Interest expense	40	717	765	(94.4)%	(6.3)%
Other income (expense), net	(495)	298	627	(266.1)%	(52.5)%

Income (loss) before income taxes	16,099	2,955	(7,975)
Income tax benefit (expense)	15,420	(961)	—

Net income (loss)	$31,519	$1,994	$(7,975)

Revenue

Total revenue was $187.8 million, $126.7 million and $79.6 million in fiscal 2009, 2008 and 2007, respectively, representing increases of 48% in fiscal 2009 and 59% in fiscal 2008.

Revenue growth in fiscal 2009 reflects both organic growth and revenue from the NuTech acquisition. NuTech revenue has been included in our results of operations since May 9, 2008. Accordingly, results for fiscal 2008 and 2007 do not include NuTech revenue, while results for fiscal 2009 includes approximately nine months of NuTech revenue totaling $3.5 million.

Product revenue was $143.5 million, $103.0 million and $64.6 million in fiscal 2009, 2008 and 2007, respectively, representing increases of 39% in fiscal 2009 and 59% in fiscal 2008. These increases were primarily driven by a growing acceptance and need for data warehouse systems and are indicative of customers valuing the capabilities and return on investment that they provide. These increases were based on increased sales volume, due primarily to sales to new and existing customers rather than price increases. Product revenue related to existing customer sales increased $23.3 million in fiscal 2009 and $19.6 million in fiscal 2008. Product revenue related to new customer sales increased $17.2 million in fiscal 2009 and $18.8 million in fiscal 2008. The number of new customers added increased to 88 in fiscal 2009, from 55 in fiscal 2008 and 41 in fiscal 2007, bringing our total installed base of customers to 248.

Geographically, 78% of our product revenue was in North America and 22% was international for fiscal 2009, as compared to 83% of product revenue occurring in North America and 17% international in fiscal 2008 and 74% occurring in North America and 26% international in fiscal 2007. The number of sales and marketing employees increased to 149 at January 31, 2009, from 104 at January 31, 2008 and 85 at January 31, 2007. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was an important factor in generating additional sales.

Services revenue was $44.3 million, $23.7 million and $15.0 million in fiscal 2009, 2008 and 2007, respectively, representing increases of 87% in fiscal 2009 and 58% in fiscal 2008. In fiscal 2009, 17% of the increase in services revenue was attributable to $3.5 million of service revenue generated by NuTech. The remainder of these increases was the result of increased product sales, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.

Gross Margin

Total gross margin was 63% in fiscal 2009 and was 60% in fiscal 2008 and 2007.

Product gross margin was 60% in fiscal 2009 and was 59% in fiscal 2008 and 2007. This increase in fiscal 2009 was due primarily to a reduction in the cost of our hardware components, partially offset by an increase in inventory write-downs.

Services gross margin was 72% in fiscal 2009, 67% in fiscal 2008 and 64% in fiscal 2007. These increased service gross margins were a result of increased productivity resulting from attainment of economies of scale. Services headcount increased 84% to 68 at January 31, 2009, from 37 at January 31, 2008, which was an increase of 37% over the services headcount of 27 at January 31, 2007. The fiscal 2009 headcount increase includes 24 employees added as a result of the NuTech acquisition.

Sales and Marketing Expenses

As a percentage of revenue, sales and marketing expenses were 31%, 34% and 41% in fiscal 2009, 2008 and 2007, respectively. These decreases in sales and marketing expenses as a percentage of revenue were a result of attainment of economies of scale. Sales and marketing expenses increased $15.2 million, or 35%, to $58.4 million in fiscal 2009 from $43.2 million in fiscal 2008. Sales and marketing expenses increased $10.3 million, or 31%, in fiscal 2008 from $32.9 million in fiscal 2007.

The increase in sales and marketing expenses of $15.2 million in fiscal 2009 was due primarily to increases of $5.5 million in salaries and employee benefits, $2.1 million in sales commissions, $1.8 million in sales travel, $1.3 million in stock-based compensation expense, $1.1 million in partner referral fees and $1.1 million in sales office rent and office costs to support the continued geographic expansion of the sales force.

The increase in sales and marketing expenses of $10.3 million in fiscal 2008 over fiscal 2007 was due primarily to increases of $3.9 million in salaries and employee benefits, $3.3 million in sales commissions, $1.0 million in stock-based compensation expense, $0.9 million in sales travel and $0.9 million in sales office rent and office costs to support the continued geographic expansion of the sales force.

The number of sales and marketing employees increased to 149 at January 31, 2009 from 104 at January 31, 2008 and 85 at January 31, 2007, in order to expand our sales force to provide better geographic distribution and market penetration.

Research and Development Expenses

As a percentage of revenue, research and development expenses were 17%, 19% and 23% in fiscal 2009, 2008 and 2007, respectively. These decreases in research and development expenses as a percentage of revenue were a result of attainment of economies of scale. Research and development expenses increased $8.7 million, or 36%, to $32.6 million in fiscal 2009 from $23.9 million in fiscal 2008. Research and development expenses increased $5.8 million, or 32%, in fiscal 2008 from $18.0 million in fiscal 2007.

The increase in research and development expenses of $8.7 million in fiscal 2009 was due primarily to increases of $3.9 million in salaries, benefits and offshore consulting costs, $1.7 million in prototype expense and inventory expensed and $1.1 million in stock-based compensation expense.

The increase in research and development expenses of $5.8 million in fiscal 2008 over fiscal 2007 was due primarily to increases of $2.5 million in salaries, benefits and offshore consulting costs, $1.1 million in prototype expense and inventory expensed and $0.9 million in stock-based compensation expense.

The number of research and development employees increased to 113 at January 31, 2009 from 101 at January 31, 2008 and 85 at January 31, 2007, to help us broaden and improve the development of new technology and product enhancements. The offshore development team from our contract engineering firm increased to 64 people at January 31, 2009 from 62 people at January 31, 2008 and 53 people at January 31, 2007, in order to take advantage of the cost efficiencies associated with offshore research and development resources.

General and Administrative Expenses

As a percentage of revenue, general and administrative expenses were 8%, 7%, and 6% in fiscal 2009, 2008 and 2007, respectively. General and administrative expenses increased $5.7 million, or 63% to $14.6 million in fiscal 2009 from $8.9 million in fiscal 2008. General and administrative expenses increased $4.1 million, or 85%, in fiscal 2008 from $4.8 million in fiscal 2007.

The increase in general and administrative expenses of $5.7 million in fiscal 2009 over fiscal 2008 was due primarily to increases of $2.4 million in salaries and benefits, $1.3 million in audit, tax, legal, insurance and consulting costs and $0.9 million in stock-based compensation expense.

The increase in general and administrative expenses of $4.1 million in fiscal 2008 over fiscal 2007 was due primarily to increases of $1.6 million in audit, tax, legal, insurance and consulting costs, all of which increased as a result of becoming a public company, $1.4 million in stock-based compensation expense and $1.2 million in salaries and benefits.

The number of general and administrative employees increased to 40 at January 31, 2009, which includes 10 as a result of the NuTech acquisition, from 23 at January 31, 2008 and 19 at January 31, 2007 to ensure we had appropriate infrastructure to support the growth of our organization and to support the additional demands of public company compliance.

Interest Income and Interest Expense

We recorded $4.0 million of interest income, net in fiscal 2009 as compared to $2.3 million in fiscal 2008 and $0.4 million of interest expense, net in fiscal 2007. Interest income, net for fiscal 2009 was comprised of interest income of $3.7 million and $0.3 million of net realized gains on the sale of marketable securities. The components of interest income, net for fiscal 2008 were interest income of $2.7 million, net realized gains on the sale of marketable securities of $0.3 million and interest expense of $0.7 million. The components of interest expense, net for fiscal 2007 were interest expense of $0.8 million and interest income of $0.4 million.

Interest income increased $1.0 million for fiscal 2009 over fiscal 2008, primarily due to higher average cash and investment balances, partially offset by lower rates of return as compared to fiscal 2008. The increase in our average cash and investment balances was due primarily to cash generated from operations. We do expect significant realized gains or losses on investments in fiscal 2010.

Other Income (Expense), Net

We incurred other expense, net of $0.5 million in fiscal 2009 as compared to other income, net of $0.3 million in fiscal 2008 and other income, net of $0.6 million in fiscal 2007.

The components of other expense, net, for fiscal 2009 included $0.3 million of transaction losses for activities in our foreign subsidiaries, and a $0.1 million gain associated with changes in the fair value of foreign currency forward contracts and other income. In addition, during the year ended January 31, 2009, we recorded in other income (expense), net a net loss on investments of $0.3 million, which reflects a loss of $1.6 million due to other-than-temporary impairments on marketable securities and a gain of $1.3 million realized on a put right received from one of our investment brokers in November 2008.

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

The components of other income, net for fiscal 2007 were $0.8 million of gains on the translation of non-U.S. dollar transactions into U.S. dollars for activities in our foreign subsidiaries, partially offset by $0.2 million expense from the mark-to-market adjustments on preferred stock warrants.

Provision for Income Taxes

We recorded an income tax benefit of $15.4 million for fiscal 2009, as compared to a provision of $1.0 million for fiscal 2008 and $0 for fiscal 2007.

For the year ended January 31, 2009, our effective tax rate was a benefit of 95.8% on pre-tax income of $16.1 million, as compared to provisions of 32.5% and 0% in 2008 and 2007 on pre-tax income of $3.0 million and loss of $8.0 million, respectively. Our effective tax rate in fiscal 2009 was lower than the statutory federal income tax rate of 35% due primarily to (i) our use in the first half of the year of available NOLs and research and development tax credits to offset our U.S. taxable income (which partially reduced the valuation allowance we had previously recorded against those NOLs) and (ii) a tax benefit of $20.8 million recorded in the second half of the year upon our decision in the fourth quarter of fiscal 2009 to release a significant portion of the valuation allowance recorded against our net deferred tax assets; both partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries. Our effective tax rates for the years ended January 31, 2008 and 2007 were lower than the statutory federal income tax rate of 35%, due primarily to our use of NOLs and research and development tax credits to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs), partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

As of the end of the third quarter of fiscal 2009, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of U.S. net operating loss carryforwards and tax credit carryforwards). However, based upon our operating results over recent years and through January 31, 2009 as well as an assessment of our expected future results of operations, we determined in the fourth quarter of fiscal 2009 that it had become “more likely than not” that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we reduced our valuation allowance during the fourth quarter of fiscal 2009, which resulted in recognition of a one-time income tax benefit of approximately $20.8 million, a $1.7 million reserve for uncertain tax positions in the U.S., which was recorded as a reduction to our tax carryforward attributes, and a $1.4 million reduction to goodwill for acquired tax benefits

As of January 31, 2009, we had a remaining valuation allowance of $1.7 million against net deferred tax assets in the U.S. of which $1.3 million was recorded against other comprehensive income and a remaining valuation allowance of $0.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consisted of capital losses that we have determined are not more likely than not to be realized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions consisted primarily of net operating loss carryforwards that will likely expire without being utilized.

We anticipate our effective tax rate will increase in fiscal 2010 compared to fiscal 2009 due to the fact that our NOL and tax credit carryforwards had been substantially recognized as of January 31, 2009 resulting in a substantial one-time tax benefit in fiscal 2009.

Liquidity and Capital Resources

As of January 31, 2009, our principal sources of liquidity were cash and cash equivalents of $111.6 million and accounts receivable of $34.5 million.

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

Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings, purchases of property and equipment primarily to support the development of new products and purchases of inventory to support our sales and the volume of evaluation units located at customer locations that enable our customers and prospective customers to test our equipment prior to purchasing. Additionally, we used cash to fund our acquisition of NuTech in May 2008.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands)

Net cash provided by/(used in), operating activities	$41,450	$26,937	$(11,163)
Net cash used in investing activities	20,084	(91,759)	(1,477)
Net cash provided by financing activities	4,620	106,884	3,789

At January 31, 2009, we held ARS with a par value totaling $54.2 million. These ARS, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of January 31, 2009 assumes a weighted average discount rate of 4.45% and expected term of three years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, we have estimated as of January 31, 2009, an aggregate loss of $5.0 million, of which $3.4 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $1.6 million was related to the impairment of ARS classified as trading securities and included in other income (expense), net in the consolidated statement of operations.

If we had used a term of one year or five years and a discount rate of 4.07% and 5.01% respectively, the gross unrealized loss would have been $1.5 million or $8.7 million, respectively. If we had used a term of three years and a discount rate of 4.07% or 5.01%, the gross unrealized loss would have been $4.4 million or $5.7 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $4.2 million or $5.6 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will affect our ability to operate our business as usual.

Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities was $41.5 million in fiscal 2009 and primarily consisted of net income of $31.5 million, an increase in deferred revenue of $9.2 million, a decrease in inventory of $10.5 million, an increase in accrued expenses of $4.7 million and an increase in accounts payable of $3.0 million. In addition, in fiscal 2009 we had depreciation and amortization expense of $5.4 million, stock-based compensation expense of $7.8 million and an impairment of other long-term assets of $0.8 million, each of which is a non-cash expense. These sources of cash were partially offset by a benefit from deferred income taxes, net of $20.8 million as a result of the reduction of a valuation allowance and an increase in accounts receivable of $11.6 million primarily due to the timing of billing and collections of customer invoices.

Net cash provided by operating activities was $26.9 million in fiscal 2008 and primarily consisted of net income of $2.0 million, a decrease in accounts receivable of $12.2 million, due primarily to the receipt of customer payments during fiscal 2008, an increase in deferred revenue of $21.4 million, and an increase in accrued expenses of $2.0 million. In addition, in fiscal 2008 we had depreciation expense of $3.3 million, stock-based compensation expense of $4.3 million and a preferred stock warrant liability adjustment and non-cash interest expense of $0.4 million, each of which is a non-cash expense. These sources of cash were partially offset by a use of $8.8 million to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, a decrease in accounts payable of $7.2 million, and an increase in other assets of $2.7 million.

Net cash used in operating activities was $11.2 million in fiscal 2007 and primarily consisted of a net loss of $8.0 million, a use of $15.5 million to fund our net increase in inventory primarily used to provide additional evaluation units to our increasing customer base and prospective customers, and an increase in accounts receivable of $17.9 million. The uses of cash were partially offset by an increase in deferred revenue of $14.8 million. Other changes included depreciation expense of $2.6 million, stock-based compensation expense of $0.9 million, an increase in accounts payable of $10.2 million and net changes in our other operating assets and liabilities of $1.4 million.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $20.1 million in fiscal 2009, which primarily consisted of $43.9 million of sales and maturities of our investments. These proceeds were partially offset by $7.4 million used to purchase our investments, $6.2 million used to acquire NuTech, $5.8 million of capital expenditures and $4.4 million used to purchase other assets.

Net cash used in investing activities was $91.8 million and $1.5 million in fiscal 2008 and 2007, respectively. Net cash used in investing activities in fiscal 2008 primarily consisted of $134.4 million, which primarily consisted of the net proceeds from our initial public offering, used to purchase our short-term investments, and $1.1 million of capital expenditures. These uses of cash were partially offset by $43.8 million of sales and maturities of our short-term investments. Net cash used in investing activities in fiscal 2007 consisted primarily of capital purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.6 million in fiscal 2009, which primarily consisted of proceeds received from the issuance of common stock upon the exercise of stock options of $2.7 million and $1.9 million in excess tax benefits from share-based compensation, which lowered our income taxes payable.

Net cash provided by financing activities was $106.9 million and $3.8 million in fiscal 2008 and 2007, respectively. Net cash provided by financing activities in fiscal 2008 primarily consisted of $113.5 million of proceeds from issuance of common stock, which included proceeds from our initial public offering of $113.0 million, net of underwriting discounts and expenses, and $8.0 million of borrowings under our debt facilities, partially offset by repayment of $14.6 million under our debt facilities. Net cash provided by financing activities in fiscal 2007 consisted primarily of $5.0 million of borrowings under our debt facilities, partially offset by repayment of $1.4 million under our debt facilities.

Contractual Obligations

The following is a summary of our contractual obligations as of January 31, 2009:

		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)

Operating lease obligations	11,712	2,195	3,433	3,481	2,603
Purchase obligations(1)	12,523	12,523	—	—	—
Other long-term obligations including current portion of long-term obligations	2,000	1,000	1,000	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.

The table above does not reflect unrecognized tax benefits of $3.9 million, the timing of which is uncertain. Refer to Note 14 of our consolidated financial statements for additional discussion on unrecognized income tax benefits.

We believe that our cash and cash equivalents of $111.6 million will be sufficient to fund our projected operating requirements for at least the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth, our expansion of sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.

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

Recent Accounting Pronouncements

We adopted the provisions of SFAS 157, on February 1, 2008 for our financial assets and liabilities. In accordance with the provisions of FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” we deferred the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until February 1, 2009. We are evaluating the impact the deferral of the implementation of SFAS 157 will have on our financial statements.

We adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), on February 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected the fair value option for any items on our balance sheet, except for the put right related to our ARS.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our results of operations and earnings per share.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect that the adoption of SFAS 141(R) will have an effect on how we account for business combinations.

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

Foreign Currency Exchange Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the Euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of January 31, 2009, we had $8.6 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars, Japanese yen and euros, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.

At January 31, 2009, we had outstanding foreign currency forward contracts with an aggregate notional value of $12.2 million, denominated in British pounds, Australian dollars, Japanese yen and euros. The mark-to-market effect associated with these contracts was a net unrealized gain of approximately $0.1 million at January 31, 2009. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

Interest Rate Risk

We had an unrestricted cash and cash equivalents balance of $111.6 million at January 31, 2009, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.

At January 31, 2009, we held ARS with a par value of $54.2 million that had experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of January 31, 2009 and recorded an unrealized loss of $5.0 million related to the impairment of the ARS. See Note 4 to the accompanying financial statements for a description of how we value these ARS. Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 4.07% and 5.01% respectively, the gross unrealized loss would have been $1.5 million or $8.7 million, respectively. If we had used a term of three years and a discount rate of 4.07% or 5.01%, the gross unrealized loss would have been $4.4 million or $5.7 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $4.2 million or $5.6 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will affect our ability to operate our business as usual.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETEZZA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Netezza Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Netezza Corporation and its subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 26, 2009

NETEZZA CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$111,635	$46,184
Short-term marketable securities	—	37,149
Accounts receivable	34,457	19,999
Inventory	18,409	31,611
Deferred tax assets, net	12,723	—
Restricted cash	379	379
Prepaid expenses and other current assets	3,160	4,038

Total current assets	180,763	139,360
Property and equipment, net	9,586	5,467
Deferred tax assets, net	9,415	—
Goodwill	2,000	—
Intangible assets, net	2,935	—
Long-term marketable securities	49,222	53,775
Restricted cash	739	—
Other long-term assets	4,199	150

Total assets	$258,859	$198,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,424	$5,533
Accrued expenses	6,301	5,494
Accrued compensation and benefits	6,352	5,244
Current portion of deferred revenue	46,356	30,588

Total current liabilities	67,433	46,859
Long-term deferred revenue	11,979	15,418
Other long-term liabilities	2,825	—

Total long-term liabilities	14,804	15,418

Total liabilities	82,237	62,277

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at January 31, 2009 and 2008; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at January 31, 2009 and 2008, 59,760,440 and 57,729,903 shares issued at January 31, 2009 and 2008, respectively	60	58
Treasury stock, at cost; 139,062 shares at January 31, 2009 and 2008, respectively	(14)	(14)
Additional paid-in-capital	228,658	216,253
Accumulated other comprehensive loss	(4,461)	(682)
Accumulated deficit	(47,621)	(79,140)

Total stockholders’ equity	176,622	136,475

Total liabilities and stockholders’ equity	$258,859	$198,752

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)

Revenue
Product	$143,463	$102,994	$64,632
Services	44,306	23,692	14,989

Total revenue	187,769	126,686	79,621
Cost of revenue
Product	57,350	42,527	26,697
Services	12,211	7,716	5,403

Total cost of revenue	69,561	50,243	32,100

Gross margin	118,208	76,443	47,521
Operating expenses
Sales and marketing	58,429	43,210	32,908
Research and development	32,557	23,880	18,037
General and administrative	14,633	8,950	4,827

Total operating expenses	105,619	76,040	55,772

Operating income (loss)	12,589	403	(8,251)
Interest income	4,045	2,971	414
Interest expense	40	717	765
Other income (expense), net	(495)	298	627

Income (loss) before income tax benefit (expense) and accretion to preferred stock	$16,099	$2,955	$(7,975)
Income tax benefit (expense)	15,420	(961)	—

Net income (loss)	$31,519	$1,994	$(7,975)
Accretion to preferred stock	—	(2,853)	(5,931)

Net income (loss) attributable to common stockholders	$31,519	$(859)	$(13,906)

Net income (loss) per share attributable to common stockholders
Basic	$0.53	$(0.03)	$(1.90)

Diluted	$0.50	$(0.03)	$(1.90)

Weighted average common shares outstanding — basic and diluted
Basic	58,939,422	33,988,696	7,319,231
Diluted	62,764,914	33,988,696	7,319,231

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Income	Deficit	Equity (Deficit)
	(In thousands, except share amounts)

Balance at January 31, 2006	7,115,459	$7	139,062	$(14)	$—	$65	$(67,990)	$(67,932)
Issuance of common stock upon exercise of stock options	304,413	1	—	—	117	—	—	118
Vesting of restricted common stock	122,500	—	—	—	32	—	—	32
Stock options issued to consultants	—	—	—	—	37	—	—	37
Stock-based compensation	—	—	—	—	877	—	—	877
Accretion of preferred stock to redemption value	—	—	—	—	(1,063)	—	(4,868)	(5,931)
Other comprehensive income	—	—	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	—	—	(7,975)	(7,975)

Balance at January 31, 2007	7,542,372	8	139,062	(14)	—	(284)	(80,833)	(81,123)
Issuance of common stock upon exercise of stock options	802,697	1	—	—	569	—	—	570
Vesting of restricted common stock	23,750	—	—	—	9	—	—	9
Issuance of common stock upon exercise of warrants	209,048	—	—	—	—	—	—	—
Stock options issued to consultants	—	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	4,271	—	—	4,271
Accretion of preferred stock to redemption value	—	—	—	—	(2,552)	—	(301)	(2,853)
Conversion of preferred stock to common stock	38,802,036	39	—	—	100,473	—	—	100,512
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	494	—	—	494
Proceeds of initial public offering, net of offering expenses	10,350,000	10	—	—	112,943	—	—	112,953
Other comprehensive income	—	—	—	—	—	(398)	—	(398)
Net income	—	—	—	—	—	—	1,994	1,994

Balance at January 31, 2008	57,729,903	58	139,062	(14)	216,253	(682)	(79,140)	136,475
Issuance of common stock upon exercise of stock options	2,002,829	2	—	—	2,699	—	—	2,701
Issuance of restricted common stock	27,708	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,773	—	—	7,773
Stock options issued to consultants	—	—	—	—	14	—	—	14
Excess tax benefit from stock-based compensation					1,919			1,919
Other comprehensive income	—	—	—	—	—	(3,779)	—	(3,779)
Net Income	—	—	—	—	—	—	31,519	31,519

Balance at January 31, 2009	59,760,440	$60	139,062	$(14)	$228,658	$(4,461)	$(47,621)	$176,622

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income (loss)	$31,519	$1,994	$(7,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,388	3,300	2,615
Stock-based compensation expense	7,787	4,317	914
Benefit from deferred income taxes, net	(20,786)	—	—
Change in carrying value of preferred stock warrant liability	—	257	198
Noncash interest expense related to issuance of warrants	—	183	71
Loss on trading securities	1,551	—	—
Gain on auction rate securities written put right	(1,324)	—	—
Impairment of other long-term assets	800
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(11,563)	12,152	(17,853)
Inventory	10,490	(8,763)	(15,510)
Other assets	680	(2,748)	(275)
Accounts payable	2,995	(7,154)	10,176
Accrued compensation and benefits	1,175	856	2,278
Accrued expenses	3,556	1,111	(553)
Deferred revenue	9,182	21,432	14,751

Net cash provided by (used in) operating activities	41,450	26,937	(11,163)

Cash flows from investing activities
Purchase of investments	(7,377)	(134,449)	—
Sales and maturities of investments	43,854	43,832	—
Acquisition of business, net of cash acquired	(6,221)	—	—
Purchases of property and equipment	(5,751)	(1,142)	(1,545)
Change in other long-term assets	(3,682)	—	—
Increase in restricted cash	(739)	—	—
Repayment of notes receivable from employees	—	—	68

Net cash provided by (used in) investing activities	20,084	(91,759)	(1,477)

Cash flows from financing activities
Proceeds from note payable	—	8,000	5,000
Repayment of note payable	—	(14,639)	(1,361)
Proceeds from issuance of common stock, net	2,701	113,523	150
Excess tax benefit from stock-based compensation	1,919	—	—

Net cash provided by financing activities	4,620	106,884	3,789

Net increase (decrease) in cash and cash equivalents	66,154	42,062	(8,851)
Effect of exchange rate changes on cash and cash equivalents	(703)	(896)	(794)
Cash and cash equivalents, beginning of year	46,184	5,018	14,663

Cash and cash equivalents, end of year	$111,635	$46,184	$5,018

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$588	$656
Cash paid for taxes	$1,771	$288	$—

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, the write down of inventory to net realizable value, stock-based compensation, income taxes and goodwill and acquired intangible assets. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds and certificates of deposit of major financial institutions. Accordingly, investments are subject to minimal credit and market risk. At January 31, 2009 and January 31, 2008, cash equivalents were comprised of money market funds totaling $97.4 million and $31.7 million, respectively. Restricted cash consists of certificates of deposit required to be maintained by the Company under letters of credit to comply with the requirements of office space lease agreements. The letters of credit totaled $1.1 million and $0.4 million at January 31, 2009 and January 31, 2008, respectively.

Fair Value of Financial Measurements

Effective February 1, 2008, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 157,“Fair Value Measurement” (“SFAS 157”), for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually (see Note 4). In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, (“FSP FAS 157-2”) the Company

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elected to defer until February 1, 2009 the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents, investments, and foreign currency forward contracts) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s money market funds have been classified as Level 1 because their fair values are based on quoted market prices. The Company has classified its foreign currency forward contracts as Level 2 because observable inputs are utilized to value them. The Company’s auction rate securities have been classified as Level 3.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, and accrued expenses and accrued compensation and benefits approximate fair values due to their short-term maturities.

Investments

The Company accounts for and classifies its investments as either “held-to-maturity,” “available-for-sale,” or “trading,” in accordance with the guidance outlined in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The determination of the appropriate classification by the Company is based on a variety of factors, including management’s intent at the time of purchase.

Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At January 31, 2009, the Company had no investments which were classified as held-to-maturity.

Available-for-sale securities are those securities which the Company views as available for use in current operations. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized. At January 31, 2009, the Company had $35.0 million of investments which were classified as available-for-sale.

Trading securities are those securities which are bought and held principally for the purpose of selling them in the near term. Trading securities are stated at fair value with their unrealized gains and losses included in current earnings. At January 31, 2009, the Company had $14.2 million of investments which were classified as trading.

The Company has investments in auction rate securities (“ARS”) that consist entirely of municipal debt securities. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate the affected ARS until a future auction on these investments is successful, a buyer is found outside of the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions and which have not been

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently liquidated, as long-term assets in its consolidated balance sheet based on management’s estimate of its inability to liquidate these investments within the next twelve months.

In November 2008, the Company entered into an agreement for one of its investment brokers to repurchase the ARS the Company holds with such investment advisor at par value beginning on June 30, 2010. Until that time, the Company expects to continue to hold these long-term debt instruments until the earlier of the settlement date or the market for active trading in ARS at par value has been re-established. At any time during the period up until the June 2010, the Company’s investment advisor can call these ARS at par value. The agreement entered into between the parties creates a separate financial instrument that the Company has elected to measure and report at fair value per the guidance of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). The underlying ARS are carried at fair value and were classified as trading securities as of January 31, 2009. Previously, these securities were classified as available-for-sale. Prior to entering into such agreement, the Company’s intent was to hold the ARS until the earlier of the date on which the market recovered or payment date of the underlying security. The unrealized loss on these investments, previously was included in accumulated other comprehensive income, net of tax. Management’s decision to enter into this agreement resulted in classifying the unrealized loss on these investments as other-than-temporary. As a result, the Company recognized a loss on investments for the amount of the unrealized loss not previously recognized in earnings (see Note 4).

On February 1, 2008, the Company adopted SFAS 159, which permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on February 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the year ended January 31, 2009, except for the put right related to the Company’s ARS (see Note 4).

Gross realized gains and losses are determined on the specific identification method and are included in interest income in the statement of operations. During the fiscal years ended January 31, 2009, 2008 and 2007, realized gains were $0.3 million, $0.3 million and $0.0 million, respectively. Interest income is accrued as earned.

Investment in Pi Solutions

In the second and third quarter of fiscal 2009, the Company invested $0.8 million in Pi Solutions, a third-party company that develops and markets analytics applications. This investment entitles the Company to a series of preferred stock of Pi Solutions, and is accounted for using the cost method. This investment is included in other assets in the Company’s accompanying balance sheet as of January 31, 2009.

On a going forward basis, the Company will regularly monitor this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company will regularly evaluate whether or not this investment has been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. In connection with this evaluation, the Company determined that its investment was impaired and recorded an impairment charge of $0.8 million in the fourth quarter to reduce the carrying value of the investment to $0 as of January 31, 2009. The impairment charge is included in sales and marketing and research and development in the Statement of Operations in the amounts of $0.4 million and $0.4 million, respectively.

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

Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. The Company enters into derivative transactions, specifically foreign currency forward contracts, to manage the Company’s exposure to fluctuations in foreign exchange rates that arise, primarily from the Company’s foreign currency-denominated receivables and payables. The contracts are in euros, British pounds, Australian dollars and Japanese yen, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. The Company does not enter into or hold derivatives for trading or speculative purposes. Generally, the Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.

At January 31, 2009, the Company had outstanding foreign currency forward contracts with an aggregate notional value of $12.2 million, denominated in euros, British pounds, Australian dollars and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized gain of approximately $0.1 million at January 31, 2009. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

Inventory

Inventories are stated at the lower of standard cost or market value. Cost is determined by average costing and market value represents the lower of replacement cost or estimated net realizable value. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimated demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. If inventory is written down, a new cost basis will be established that can not be increased in future periods.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost and consist primarily of engineering test equipment and computer equipment and software. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Estimated
Useful Life

Engineering test equipment	1 to 5 years
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or term of lease

Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Goodwill and Acquired Intangible Assets

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s service revenue consists of installation, maintenance, training and professional services. Installation and professional services are not considered essential to the functionality of the Company’s products as these services do not customize or alter the product capabilities and could be performed by customers or third party vendors. Installation and professional services revenue is recognized upon completion of installation or requested services. Maintenance revenue is recognized ratably over the contract period. Training revenue is recognized upon the completion of the training or expiration.

The Company’s service revenue also consists of software customization and consulting service contracts recognized in accordance with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” (“ARB 45”) and the relevant guidance of Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as prescribed by SOP 97-2 “Software Revenue Recognition.” Services revenues are recognized either as services are performed and billed to customers for time and material arrangements or on the percentage-of-completion method for fixed fee contracts. Percentage-of-completion is measured by the percentage of software customization or consulting hours incurred to date to total estimated hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. Revisions in total estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident.

The Company enters into multiple element arrangements in the normal course of business with its customers. Elements in such arrangements are recognized when delivered and the amount allocated to each element is based on vendor specific objective evidence of fair value (“VSOE”). VSOE is determined based upon the amount charged when an element is sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. The Company’s current pricing practices are influenced primarily by product type, purchase volume and maintenance term. The Company reviews services revenue sold separately and maintenance renewal rates on a periodic basis and updates, when appropriate, the Company’s VSOE of fair value for such services to ensure that it reflects the Company’s recent pricing experience. When VSOE exists for undelivered elements but not for the delivered elements, the Company uses the “residual method.” Under the residual method, the fair values of the undelivered elements are initially deferred. The residual contract amount is then allocated to and recognized for the delivered elements. Thereafter, the amount deferred for the undelivered element is recognized when those elements are delivered. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is maintenance in which case the entire contract is recognized ratably over the maintenance period.

For sales through resellers and distributors, the Company delivers the product directly to the end user customer to which the product has been sold. Revenue recognition on reseller and distributor arrangements is accounted for as described above.

Research and Development

Costs incurred in research and development, which consist primarily of salaries and employee benefits, product prototype expenses, allocated facilities expenses and depreciation of equipment used in research and development activities of the Company’s products, are expensed as incurred, except certain software development costs. Costs associated with the development of computer software are expensed as incurred prior to the

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishment of technological feasibility in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred subsequent to the establishment of technological feasibility and prior to the date when the software is available-for-sale are capitalized. No software development costs have been capitalized to date since costs incurred between the establishment of technological feasibility and the software’s available-for-sale date have been insignificant.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using year-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the year. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the fiscal years ended January 31, 2009, 2008 and 2007 were $(0.3) million, $0.7 million and $0.6 million, respectively and recorded as other income (expense), net in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 31, 2009, three customers accounted for 15%, 11% and 10% of accounts receivable, while two customers accounted for 28% and 11% of accounts receivable at January 31, 2008. One customer accounted for 16% of the Company’s total revenue for the fiscal year ended January 31, 2009, one customer accounted for 10% of the Company’s total revenue for the fiscal year ended January 31, 2008, while no customer accounted for 10% or greater of the Company’s total revenue for the fiscal year ended January 31, 2007.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company has selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on the Company’s financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should the Company’s actual forfeiture rates differ significantly from the Company’s estimates, the Company’s stock-based compensation expense and results of operations could be materially impacted. The calculation of compensation cost in accordance with SFAS 123R for options issued prior to the Company’s initial public offering required the Company’s Board of Directors, with input from management, to estimate the fair market value of the Company’s common stock on the date of grant of those options. These estimates of fair market value were determined based upon a number of objective and subjective factors and were, therefore, inherently subjective estimates.

For stock options and restricted stock the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance condition vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

The Company accounts for stock-based compensation expense for non-employees using the fair value method prescribed by Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and the Black-Scholes option pricing model, and records the fair value of non-employee stock options as an expense over the vesting term of the option.

The fair value of each option granted during the fiscal years ended January 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended January 31,
	2009	2008	2007

Dividend yield	None	None	None
Expected volatility	47.5%	68.3%	79.4%
Risk-free interest rate	2.6%	4.4%	4.8%
Expected life (in years)	5.0	6.2	6.5
Weighted-average fair value at grant date	$4.41	$4.25	$2.00

For the third and fourth quarters of fiscal year 2009, the expected volatility assumption used in the Black-Scholes option-pricing model was based on the historical trading activity of the Company’s common stock and an analysis of peer group volatility. Prior to the third and fourth quarters of fiscal year 2009, the Company’s expected volatility assumption was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 110. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends. As required under SFAS 123R, management made an estimate of expected forfeitures of equity awards and is recognizing compensation costs only for those awards expected to vest.

The amounts included in the consolidated statements of operations for the fiscal years ended January 31, 2009, 2008 and 2007 relating to share-based expense under SFAS 123R are as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007

Cost of product	$176	$94	$12
Cost of services	227	116	19
Sales and marketing	2,535	1,222	207
Research and development	2,067	1,007	160
General and administrative	2,768	1,832	479

	$7,773	$4,271	$877

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is calculated using the

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two-class method; however, preferred stock dividends were not included in the Company’s diluted net income (loss) per share for fiscal years 2008 and 2007 calculations because to do so would be anti-dilutive for all periods presented.

The components of the net income (loss) per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Fiscal Year Ended January 31,
	2009	2008	2007

Net income (loss) attributable to common stockholders	$31,519	$(859)	$(13,906)
Weighted average shares used to compute net income (loss) per share:
Basic	58,939,422	33,988,696	7,319,231
Dilutive effect of stock options and restricted stock	3,825,492	—	—

Diluted	62,764,914	33,988,696	7,319,231

Net income (loss) per share attributable to common stockholders:
Basic	$0.53	$(0.03)	$(1.90)
Diluted	$0.50	$(0.03)	$(1.90)

The following convertible redeemable preferred stock, warrants to purchase outstanding convertible redeemable preferred stock, and options and warrants to purchase common stock have been excluded from the computation of diluted net loss per share for the periods presented because including the convertible redeemable preferred stock, options and warrants would be anti-dilutive. The Company has excluded the convertible redeemable preferred stock from the basic earnings per share calculation as the preferred stockholders did not have a contractual obligation to share in the losses of the Company.

	Fiscal Year Ended January 31,
	2009	2008	2007

Convertible preferred stock upon conversion to common stock	—	—	38,774,847
Warrants to purchase convertible preferred stock	—	—	241,490
Warrants to purchase common stock	34,893	34,893	192,036
Options to purchase common stock	5,331,004	9,379,774	7,480,447

Advertising Expense

The Company expenses advertising costs as they are incurred. During the fiscal years ended January 31, 2009, 2008 and 2007, advertising expense totaled $0.2 million, $0.3 million and $0.3 million, respectively.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets related to temporary differences between financial and tax accounting. SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is not more-likely-than-not, based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

The components of comprehensive income (loss) are as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007

Net income (loss)	$31,519	$1,994	$(7,975)
Other comprehensive income (loss):
Foreign currency adjustment, net of tax of $0	(105)	(670)	(349)
Net unrealized gain (loss) from investments, net of tax of $0	(3,674)	272	—

Total comprehensive income (loss)	$27,740	$1,596	$(8,324)

Accumulated other comprehensive loss consists of the following (in thousands):

	As of January 31,
	2009	2008

Foreign currency adjustment	$(1,059)	$(954)
Net unrealized gain (loss) from investments	(3,402)	272
Total accumulated other comprehensive loss	$(4,461)	$(682)

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS 157 on February 1, 2008 for its financial assets and liabilities. In accordance with the provisions of FSP FAS 157-2, the Company deferred the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until February 1, 2009. The Company is evaluating the impact the deferral of the implementation of SFAS 157 will have on its financial statements.

The Company adopted the provisions of SFAS 159 on February 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company has not elected the fair value option for any items on its balance sheet, except for the put right related to the Company’s ARS (see Note 4).

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its results of operations and earnings per share.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects that the adoption of SFAS 141(R) will have an effect on how it accounts for business combinations.

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

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements

On February 1, 2008, the Company adopted the provisions of SFAS 157. As permitted by FSP FAS 157-2, the Company elected to defer until February 1, 2009 the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

SFAS 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—	Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table summarizes the composition of the Company’s investments at January 31, 2009 and January 31, 2008 (in thousands):

					Classification on
					Balance Sheet
		Gross	Gross	Aggregate	Short Term	Long Term
		Unrealized	Unrealized	Fair	Marketable	Marketable
January 31, 2009	Cost	Gains	Losses	Value	Securities	Securities

Auction Rate Securities	$54,175	$—	$(4,953)	$49,222	$—	$49,222

	$54,175	$—	$(4,953)	$49,222	$—	$49,222

					Classification on
					Balance Sheet
		Gross	Gross	Aggregate	Short Term	Long Term
		Unrealized	Unrealized	Fair	Marketable	Marketable
January 31, 2008	Cost	Gains	Losses	Value	Securities	Securities

Corporate debt securities	$9,867	$103	$—	$9,970	$9,970	$—
U.S. treasury and government agency securities	2,001	3	—	2,004	2,004	—
Commercial Paper	16,709	166	—	16,875	16,875	—
Auction Rate Securities	62,075	—	—	62,075	8,300	53,775

	$90,652	$272	$—	$90,924	$37,149	$53,775

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at January 31, 2009 (in thousands):

		Fair Value Measurements at
	Total Fair Value at	Reporting Date Using
	January 31, 2009	Level 1	Level 2	Level 3

Financial Assets:
Money market funds	$97,376	$97,376	$—	$—
Certificates of deposit	1,118	1,118	—	—
Auction rate securities	49,222	—	—	49,222
Put right related to auction rate securities	1,324	—	—	1,324
Foreign currency forward contracts	84	—	84	—

	$149,124	$98,494	$84	$50,546

The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate
Securities

Balance as of January 31, 2008	$—
Transfers in from level 1	55,875
Unrealized losses included in accumulated other comprehensive loss	(3,402)
Unrealized losses included in other income (expense), net	(1,551)
Sales of securities	(1,700)

Balance as of January 31, 2009	$49,222

At January 31, 2009 ARS represented 33% of total financial assets measured at fair value.

At January 31, 2009, the Company grouped money market funds and certificates of deposit using a level 1 valuation because market prices were readily available. At January 31, 2009, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within Level 2 of the fair value hierarchy. At January 31, 2009, the fair value of the Company’s assets grouped using a level 3 valuation consisted of ARS, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates.

Beginning in late February 2008, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates,

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis included the following assumptions:

Expected Term	3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	4.45%

The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security.

On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provided the Company with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS agreed to provide a no net cost loan equal to 75% of the par value of the Company’s ARS positions with UBS should the Company desire such a loan before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “accumulated other comprehensive loss.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company has elected to apply the fair value option in SFAS 159 to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the fair value of the Put Right, $1.3 million, as an unrealized gain in “other income (expense), net” and the unrealized loss of $1.6 million on ARS classified as trading securities in “other income (expense), net” in its consolidated statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as a long-term asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

In accordance with FSP FAS 115-1 and Staff Accounting Bulletin Topic 5M, the Company considered the following factors in determining whether the impairment related to its available-for-sale securities was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. The Company specifically noted that it had a cash and cash equivalent balance of approximately $111.6 million in investments other than ARS, and that the Company continued to generate positive cash flow on a quarterly basis. As a result, as of January 31, 2009, the Company recorded an unrealized loss of $3.4 million related to the temporary impairment of the available-for-sale securities, which was included in accumulated other comprehensive loss within stockholders’ equity.

5.	Inventory

Inventory consists of the following (in thousands):

	As of January 31,
	2009	2008

Raw materials	$770	$2,203
Finished goods	17,639	29,408

	$18,409	$31,611

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of January 31,
	2009	2008

Engineering test equipment	$17,015	$11,047
Computer equipment and software	5,508	4,329
Furniture and fixtures	860	215
Leasehold improvements	754	266

	24,137	15,857
Less: accumulated depreciation	14,551	10,390

	$9,586	$5,467

Depreciation expense for the fiscal years ended January 31, 2009, 2008 and 2007, was $4.5 million, $3.3 million, and $2.6 million, respectively. During the fiscal years ended January 31, 2009, 2008 and 2007, the Company disposed of property and equipment with an original cost of $0.4 million, $0.0 million, and $0.5 million, respectively, resulting in a net gain on disposal of $0.0 million in each of the fiscal years. During the fiscal years ended January 31, 2009, 2008 and 2007, $2.7 million, $3.4 million and $0.4 million of inventory was reclassified to fixed assets representing a non cash increase in property and equipment respectively.

7.	Acquisition

On May 9, 2008, the Company acquired by merger all of the outstanding capital stock of NuTech Solutions, Inc., (“NuTech”), a privately held advanced analytics and optimization solutions company based in Charlotte, North Carolina. The results of NuTech’s operations have been included in the consolidated financial statements of the Company since that date.

The aggregate purchase price was approximately $6.6 million, including $0.2 million of capitalized acquisition costs. Capitalized acquisition costs consist of fees for legal, consulting and accounting services. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141 and SFAS 142. The following table summarizes the allocation of the purchase price (in thousands):

Total Consideration:
Cash paid	$6,392
Transaction costs	167

Total purchase consideration	$6,559

Allocation of the purchase consideration:
Cash and cash equivalents	$338
Accounts receivable	477
Prepaid expenses and other assets	63
Property and equipment	83
Deferred tax assets, net	1,370
Identifiable intangible assets	3,400
Goodwill	2,000

Total assets acquired	7,731

Total liabilities assumed	1,172

Total net assets acquired	$6,559

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation resulted in $2.0 million of goodwill, none of which is deductible for income tax purposes. The resulting amount of goodwill reflects the Company’s expectations of the following synergistic benefits: (1) the potential to extend the Company’s capabilities in advanced analytics by leveraging NuTech’s intellectual property and expertise and (2) the potential to sell the Company’s products into NuTech’s traditional customer base.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair	Useful Life
	Value	(Years)

Developed technology	$1,300	7
Order backlog	300	2
Customer relationships	1,300	6
Trademark and tradename	500	6

Total	$3,400

The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and NuTech for the fiscal years ended January 31, 2009 and 2008, giving effect to the merger as if it occurred on February 1, 2008 and 2007, respectively (in thousands, except share and per share data):

	Fiscal Year Ended
	January 31,
	2009	2008

Pro forma revenue	$189,420	$130,697
Pro forma operating income (loss)	$12,580	$(1,324)
Pro forma net income (loss)	$31,398	$(11)
Pro forma accretion to preferred stock	$—	$(2,853)
Pro forma net income (loss) attributable to common stockholders	$31,398	$(2,864)
Pro forma net income (loss) per share attributable to common stockholders:
Basic:
Pro forma net income (loss) per share	$0.53	$(0.0)
Pro forma accretion to preferred stock	—	(0.08)

Pro forma net income (loss) per share attributable to common stockholders	$0.53	$(0.08)

Diluted:
Pro forma net income (loss) per share	$0.50	$(0.0)
Pro forma accretion to preferred stock	—	(0.08)

Pro forma net income (loss) per share attributable to common stockholders	$0.50	$(0.08)

Pro forma shares outstanding:
Basic	58,939,422	33,988,696
Diluted	62,764,914	33,988,696

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill

The carrying amount of goodwill of the Company was $2.0 million as of January 31, 2009 and $0 as of January 31, 2008. The Company’s goodwill resulted from the acquisition of NuTech in May 2008 (see Note 7). In accordance with SFAS 142, goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company’s annual goodwill impairment test did not result in an impairment in fiscal 2009.

The change in the carrying amount of goodwill for the fiscal year ended January 31, 2009 is as follows (in thousands):

Balance as of January 31, 2008	$0
Goodwill related to the acquisition of NuTech	2,000

Balance as of January 31, 2009	$2,000

Acquired Intangible Assets

The carrying amount of acquired intangible assets was $2.9 million as of January 31, 2009 and $0 as of January 31, 2008. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

Acquired intangible assets consist of the following as of January 31, 2009 (in thousands):

		Accumulated
	Cost	Amortization	Net

Developed technology	$1,300	$(136)	$1,164
Order backlog	300	(110)	190
Customer relationships	1,300	(158)	1,142
Trademark and tradename	500	(61)	439

	$3,400	$(465)	$2,935

Amortization of acquired intangible assets was approximately $465,000 and $0 for the fiscal years ended January 31, 2009 and 2008, respectively.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the expected future amortization expense of the Company’s acquired intangible assets as of January 31, 2009 for the respective fiscal years ending January 31 (in thousands):

2010	$636
2011	526
2012	486
2013	487
2014	486
Thereafter	314

Total	$2,935

The weighted average useful life of acquired intangible assets is 6 years.

9.	Product License

On August 6, 2008, the Company entered into a purchase and distribution agreement with Intelligent Integration Systems, Inc. to acquire technology, including spatial analytic capabilities and an extended SQL toolkit. Under the terms of the agreement, the Company will pay up to $6.0 million in cash through August 6, 2011, with a required minimum payment of $3.0 million, in exchange for an exclusive license to distribute the technology with transfer of ownership to the Company upon completion of the cash payments. As of January 31, 2009, license costs of $2.3 million, net of amortization, were recorded as other long-term assets on the balance sheet. Amortization of the license costs was approximately $0.5 million for the fiscal year ended January 31, 2009.

10.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of January 31,
	2009	2008

Corporate taxes	$117	$933
Accrued warranty	747	1,141
Accrued license payable	973	—
Sales meetings and events	950	1,103
Legal/audit/compliance	682	411
Rent/phone/utilities	869	106
Partner fees	192	168
Travel and entertainment	447	224
Inventory items	238	581
Other	1,086	827

	$6,301	$5,494

11.	Lines of Credit

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

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In conjunction with obtaining and drawing down on lines of credit, the Company issued warrants to purchase 80,000 shares of Series A convertible preferred stock and 36,000 shares of Series B convertible redeemable preferred stock. Upon the closing of the initial public offering, these warrants converted into warrants to purchase 58,000 shares of common stock. In August 2005, in accordance with FSP 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. In the fiscal year ended January 31, 2007, the Company recorded $0.1 million of expense to reflect the increase in fair value between February 1, 2006 and January 31, 2007. In the fiscal year ended January 31, 2008, the Company recorded $0.3 million of additional expense to reflect the increase in fair value between February 1, 2007 and the closing of the Company’s initial public offering. Upon the closing of the initial public offering in July 2007, the preferred stock warrant liability was reclassified to additional paid-in capital and is no longer required to be adjusted at each reporting period.

In conjunction with obtaining and drawing down on a line of credit, the Company issued warrants to purchase 125,490 shares of Series D convertible preferred stock. These warrants were exercised in July 2007 prior to the closing date of the initial public offering.

As discussed above, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. Upon exercise of the warrants, the liability was adjusted to the intrinsic value plus cash consideration and reclassified as preferred stock in the mezzanine section of the balance sheet. The line of credit was closed, therefore, the remaining debt premium and debt discounts which were recorded at the issuance of the warrants were recorded as interest expense during the second quarter of fiscal 2008.

13.	Stock Incentive Plans

The Company has two stock plans. The Company’s 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the board of directors on March 21, 2007 and approved by stockholders on April 27, 2007. The 2007 Plan permits the Company to make grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. Stock option vesting typically occurs over five years and is at the discretion of the Board of Directors. Options granted typically have a maximum term of seven years. Upon approval of the plan, the Company reserved 2,000,000 shares of its common stock for the issuance under the 2007 Plan. On February 1, 2008, 2,015,679 shares were added to the shares issuable under the 2007 Plan.

The Company’s 2000 Stock Incentive Plan, as amended (“2000 Plan”) provided for the grant of incentive stock options and nonqualified stock options, restricted stock, warrants and stock grants for the purchase of up to

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15,721,458 shares of common stock, to employees, officers, directors and consultants of the Company. The 2000 Plan is administered by the Company’s board of directors. In connection with the adoption of the 2007 Plan, the board of directors determined not to grant any further awards under the 2000 Plan subsequent to the closing of the Company’s initial public offering.

Non-employee Awards

At various times during the fiscal years ended 2001 to 2008, the Company issued equity instruments to non-employees, including warrants and options to purchase common stock. In accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company measures and records the value of the shares over the period of time services are provided. Stock-based compensation expense for non-employees for the fiscal years ended January 31, 2009, 2008 and 2007 was approximately $14,000, $46,000 and $37,000, respectively.

At January 31, 2009, nonstatutory options to purchase 12,500 shares of common stock remained outstanding, of which 10,000 were fully vested and exercisable. At January 31, 2009, there were warrants outstanding to purchase 34,893 shares of common stock, consisting of warrants to purchase 5,893 shares at $0.002 per share, 24,000 shares at $0.20 per share and 5,000 shares at $0.10 per share. These warrants are exercisable and will expire September 30, 2010.

Restricted Common Stock

In June 2008, the Company awarded each of its non-employee directors shares of restricted common stock under the 2007 Plan having a market value on the date of grant of $60,000 for each director. The vesting term of these awards is one year, assuming continued service. The vested shares under these awards can not be sold until the director’s separation from the Company, or upon an earlier acquisition of the Company. The Company amortizes the fair market value of the awards at the time of the grant to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. The fair value of restricted stock awards is determined based on the number of shares granted and the market value of the Company’s common stock on the grant date, adjusted for any forfeiture factor.

The following table summarizes the Company’s restricted stock activity during the fiscal year ended January 31, 2009:

			Weighted Average
			Grant Date Fair
	Shares	Par Value	Value

Non-vested as of January 31, 2008	—	—	—
Granted	27,708	$0.001	$12.99
Vested	—	—	—
Cancelled	—	—	—

Non-vested as of January 31, 2009	27,708	$0.001	$12.99

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock option activity for the fiscal year ended January 31, 2009:

			Weighted	Weighted
	Shares	Number of	Average	Average	Aggregate
	Available	Options	Exercise	Remaining Life	Intrinsic
	for Grant	Outstanding	Price	in Years	Value

Outstanding at January 31, 2008	1,394,500	9,414,667	$4.12
Additional shares authorized	2,015,679	—
Options granted	(3,365,500)	3,365,500	$10.05
Restricted shares granted	(27,708)	—	$0.00
Exercised	—	(2,002,829)	$1.35
Forfeited, cancelled or expired(1)	99,500	(302,707)	$7.92

Outstanding at January 31, 2009	116,471	10,474,631	$6.44	6.71 years	$17.7 million

Exercisable at January 31, 2009	—	3,610,893	$3.44	6.40 years	$12.2 million

Vested and expected to vest at January 31, 2009	—	10,306,994	$6.41	6.70 years	$17.6 million

(1)	Options cancelled under the 2000 Plan after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. For the fiscal year ended January 31, 2009, options for 203,207 shares granted under the 2000 Plan were cancelled.

The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of January 31, 2009, which was $6.07 per share. The aggregate intrinsic value of options exercised for the years ended January 31, 2009, 2008 and 2007 was $19.2 million, $6.9 million and $0.8 million, respectively.

The Company recognized excess tax benefits of $1.9 million for the fiscal year ended January 31, 2009 related to the exercise of stock options, which was recorded as an increase to additional paid-in-capital.

At January 31 2009, unrecognized compensation expense related to unvested stock options and unvested restricted shares was $27.1 million and $0.1 million, respectively, which is expected to be recognized over a weighted-average period of 3.4 and 0.4 years, respectively.

14.	Income Taxes

Income before income tax expense consisted of the following (in thousands):

	For the Year Ended January 31,
	2009	2008	2007

Domestic	$15,747	$2,136	$(8,659)
Foreign	352	819	684

	$16,099	$2,955	$(7,975)

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income taxes consist of the following (in thousands):

	As of January 31,
	2009	2008	2007

Federal
Current	$3,505	$16	$—
Deferred	(16,177)	—	—
State
Current	1,008	39	—
Deferred	(4,406)	—	—
Foreign
Current	853	906
Deferred	(203)	—	—

Total provision (benefit) for income tax	$(15,420)	$961	$—

The components of net deferred tax assets were as follows at January 31, 2009 and 2008 (in thousands):

	As of January 31,
	2009	2008

Net operating loss carryforwards	$5,244	$10,410
Deferred revenue	6,066	3,782
Research and development credit carryforwards	3,414	4,394
Inventory	2,362	655
Unrealized loss on marketable securities	1,311	—
Capitalized research and development expenses	2,392	2,867
Depreciation	523	554
Stock-based compensation	2,503	18
Accrued expenses and other	1,567	1,003

Net deferred tax assets	25,382	23,683
Deferred tax valuation allowance	(2,538)	(23,683)

Net deferred tax asset	22,844	—
Financial basis in excess of tax basis of intangibles	(706)	—

	$22,138	$—

Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of the end of the third quarter of fiscal 2009, a full valuation allowance was recorded against the Company’s net deferred tax assets (consisting primarily of U.S. net operating loss carryforwards and tax credit carryforwards). However, based upon the Company’s operating results over recent years and through January 31, 2009 as well as an assessment of the Company’s expected future results of operations, the Company determined in the fourth quarter of fiscal 2009 that it had become “more likely than not” that the Company would realize a substantial portion of the Company’s deferred tax assets in the U.S. As a result, the Company reduced its valuation allowance during the fourth quarter of fiscal 2009, which resulted in recognition of deferred tax assets of $23.8 million, a one-time

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax benefit of approximately $20.8 million, a $1.4 million reduction to goodwill for acquired tax benefits and $1.6 million reserve for uncertain tax positions in the U.S., which was recorded as a reduction to our tax carryforward attributes.

As of January 31, 2009, the Company had a remaining valuation allowance of $1.7 million against net deferred tax assets in the U.S. of which $1.3 million was recorded against other comprehensive income, and a remaining valuation allowance of $0.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consisted of capital losses that the Company had determined were not more likely than not to be realized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions consisted primarily of net operating loss carryforwards that will likely expire without being utilized.

At January 31, 2009, the Company had available net operating loss carryforwards for federal tax purposes of approximately $16.0 million, of which, approximately $9.4 million was related to excess tax benefits from share-based payments which were not reflected as deferred tax assets, the benefits of which will be credited to additional paid-in capital when the deductions reduces current taxes payable. These federal net operating loss carryforwards may be utilized to offset future taxable income and expire at various dates through fiscal year 2028. The Company also had available research and development credit carryforwards to offset future federal and state taxes of approximately $3.1 million and $2.6 million, respectively, which may be used to offset future taxable income and expire at various dates through fiscal year 2029 and 2024 for federal and state purposes, respectively. Included in the research and development credit carryforwards were approximately $1.2 million and $0.3 million of federal and state tax credits, respectively, generated from excess tax deductions related to share-based payment awards which are not reflected as deferred tax assets, the tax benefits of which will be credited to additional paid-in capital when the credits reduce current taxes payable. Under the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized in future years.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended January 31,
	2009	2008	2007

U.S. federal income tax statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal taxes	3.3%	(5.0)	(2.4)
Tax rate differential for international jurisdictions	0.3%	0.2	(0.1)
Federal and state tax credits	(6.6)%	(10.7)	(14.0)
Permanent items	14.3%	3.6	1.8
Stock-based compensation	1.7%	50.6	3.7
Change in valuation allowances	(143.8)%	(41.2)	46.0

	(95.8)%	32.5%	—

On February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.” The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in the Company’s judgment, which is greater than 50% likely to be realized. The Company did not recognize any change in its reserve for uncertain tax positions as a result of the adoption of this standard. At the adoption date of February 1, 2007, the Company had approximately $0.3 million of unrecognized tax benefits.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a roll forward of the Company’s gross liability for unrecognized income tax benefits for the fiscal years ended January 31, 2009, 2008 and 2007 (in thousands):

	As of January 31,
	2009	2008	2007

Balance as of the beginning of the year	$324	$250	$250
Increases related to prior year tax positions	1,300	—	—
Increases related to current year tax positions	2,245	74	—

Balance as of the end of the year	$3,869	$324	$250

Included in the unrecognized tax benefits of $3.9 million at January 31, 2009 was $1.9 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company estimates that its total unrecognized tax benefit will not change significantly within the next twelve months.

The Company’s accounting policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at January 31, 2009, and has not recognized interest or penalties in the statement of operations for the fiscal year ended January 31, 2009. The Company is not currently under federal, state or foreign income tax examination.

The major domestic tax jurisdictions that remain subject to examination are: U.S. federal — fiscal years 2004-2008 and U.S. states — fiscal years 2004-2008. The Company is no longer subject to IRS examination for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. Within limited exceptions, the Company is no longer subject to state or local examinations for years prior to 2004, however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period. The major international tax jurisdictions that remain subject to examination are: UK — fiscal years 2004-2008, Japan — fiscal years 2006-2008 and Australia — fiscal years 2005-2008.

Thorough January 31, 2009, the Company had not provided deferred income taxes on the distributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside of the United States. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At January 31, 2009, the Company had $1.8 million of undistributed earnings in its foreign subsidiaries.

15.	Commitments and Contingencies

Lease Obligations

The Company leases its office space and certain equipment under noncancelable operating lease agreements. Total rent expense under the operating leases for the fiscal years ended January 31, 2009, 2008 and 2007 was $3.3 million, $2.5 million and $2.1 million, respectively.

On January 2, 2008, the Company entered into a lease as amended on July 8, 2008, to rent approximately 68,000 square feet of office space in Marlborough, Massachusetts to be used as the Company’s primary business location. The lease term expires in August, 2015.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total lease commitments for office space and equipment under noncancelable operating leases are as follows (in thousands):

Operating
Fiscal Year Ended January 31,	Leases

2010	$2,195
2011	1,728
2012	1,705
2013	1,768
2014	1,713
Thereafter	2,603

Total minimum lease payments	$11,712

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. Based on historical information and information known as of January 31, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The reserve is included as part of accrued expenses (Note 10) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007

Balance at beginning of period	$1,141	$1,093	$690
Provision	2,035	2,071	1,737
Warranty usage*	(2,429)	(2,023)	(1,334)

Balance at end of period	$747	$1,141	$1,093

*	Warranty usage includes expiration of product warranty

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

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the location of the end customer.

Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007

North America	$146,217	$104,087	$62,282
International	41,552	22,599	17,339

Total	$187,769	$126,686	$79,621

The following table summarizes the Company’s total assets, by geographic location (in thousands):

	As of January 31,
	2009	2008

North America	$249,085	$189,403
International	9,774	9,349

Total	$258,859	$198,752

17.	Quarterly Information (unaudited and in thousands, except per share data)

	Fiscal Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2007	2007	2007	2008

Revenue	$25,342	$28,400	$33,418	$39,526
Gross margin	15,299	16,963	20,094	24,087
Net income (loss)	(1,905)	(1,096)	1,586	3,409
Net income (loss) per share attributable to common stockholders-basic	$(0.44)	$(0.20)	$0.03	$0.06
Net income (loss) per share attributable to common stockholders-diluted	$(0.44)	$(0.20)	$0.02	$0.05

	Fiscal Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2008	2008	2008	2009

Revenue	$39,576	$47,035	$50,579	$50,579
Gross margin	24,878	30,142	31,247	31,941
Net income	2,132	3,141	3,464	22,782
Net income per share attributable to common stockholders-basic	$0.04	$0.05	$0.06	$0.38
Net income per share attributable to common stockholders-diluted	$0.03	$0.05	$0.05	$0.37

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Reverse Stock Split

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

19.	Subsequent Events

On February 18, 2009, the Company completed the acquisition of all outstanding capital stock of Tizor Systems, Inc., a provider of advanced enterprise data auditing and protection solutions for the data center, for approximately $3.1 million in cash.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of January 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2009 in connection with our 2009 Annual Meeting of Stockholders (our “Proxy Statement”).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in the Proxy Statement in the sections “Board of Directors and Corporate Governance Information” under the captions “— Members of the Board of Directors,” “—Executive Officers,” “— Board Committees” and “— Code of Business Conduct and Ethics” and in the section “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Information required by this item is contained in the Proxy Statement in the section “Board of Directors and Corporate Governance Information” under the captions “— Determination of Independence,” “—  Board Committees” and “— Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is contained in the Proxy Statement in the section “Proposal 3 Ratification of Selection of Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm’s Fees and Other Matters” and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits: See Index to Exhibits below for a listing of all exhibits to this Annual Report on Form 10-K.

(b) Exhibits

			Incorporated by Reference to
Exhibit			Form and	SEC	Exhibit	Filed with
No.		Description	SEC File No.	Filing Date	No.	this 10-K

2.1		Agreement and Plan of Merger, dated as of April 24, 2008, by and among Netezza Corporation, Netezza Holding Corp. and NuTech Solutions, Inc.	8-K (001-33445)	5-15-2008	2.1
3.1		Second Amended and Restated Certificate of Incorporation	10-Q (001-33445)	9-14-2007	3.1
3.2		Amended and Restated By-laws of the Registrant	S-1 (333-141522)	3-22-2007	3.3
4.1		Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A (333-141522)	6-28-2007	4.1
10	.1#	2000 Stock Incentive Plan, as amended	S-1 (333-141522)	3-22-2007	10.1
10	.2#	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.2
10	.3#	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.3
10	.4#	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.4
10	.5#	2007 Stock Incentive Plan, as amended	10-Q (001-33445)	9-9-2008	10.1
10	.6#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.6
10	.7#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.7
10	.8#	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.8
10	.9#	Fiscal 2009 Executive Officer Incentive Bonus Plan	8-K (001-33445)	3-3-2008	10.1
10	.10#	Fiscal 2010 Executive Officer Incentive Bonus Plan	8-K (001-33445)	3-13-2009	10.1
10.11		Lease Agreement, dated January 2, 2008, by and between the Registrant and NE Williams II, LLC	10-K (001-33445)	4-18-2008	10.12
10.12		First Amendment dated as of July 8, 2008, to the Lease, dated January 2, 2008, by and between the Company and NE Williams II, LLC.	10-Q (001-33445)	9-9-2008	10.2

			Incorporated by Reference to
Exhibit			Form and	SEC	Exhibit	Filed with
No.		Description	SEC File No.	Filing Date	No.	this 10-K

10.13		Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of December 22, 2004	S-1 (333-141522)	3-22-2007	10.11
10.14		Amendment No. 1 to the Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of June 14, 2005	S-1 (333-141522)	3-22-2007	10.12
10.15		Amendment No. 2 to the Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of April 30, 2007				*
10	.16#	Letter Agreement between the Registrant and James Baum, dated June 1, 2006	S-1 (333-141522)	3-22-2007	10.13
10	.17#	Form of Amended and Restated Executive Retention Agreement for each of James Baum, Patrick J. Scannell, Jr., Raymond Tacoma and Patricia Cotter				*
10	.18#	Second Amended and Restated Executive Retention Agreement by and between the Registrant and Jitendra S. Saxena, dated as of March 12, 2009	8-K (001-33445)	3-13-2009	10.2
10	.19#	Form of Indemnification Agreement for each of Jitendra S. Saxena, James Baum, Patrick J. Scannell, Jr., Raymond Tacoma, Patricia Cotter, Sunil Dhaliwal, Ted R. Dintosmith, Francis A. Dramis Jr., Robert J. Dunst, Jr., Paul J. Ferri, Peter Gyenes, Charles F. Kane and Edward J. Zander	S-1/A (333-141522)	6-28-2007	10.15
10	.20†	Contractor Agreement between Persistent Systems Pct. Ltd and the Registrant, dated as of February 1, 2001	S-1/A (333-141522)	7-3-2007	10.18
10	.21†	Manufacturing Services Agreement by and between the Registrant and Sanmina-SCI Corporation, dated as of June 17, 2004, as amended by Amendment No. 1 to the Manufacturing Services Agreement, dated as of May 11, 2005	S-1/A (333-141522)	5-15-2007	10.19
21.1		Subsidiaries of the Registrant				*
23.1		Consent of PricewaterhouseCoopers LLP				*
31.1		Certification of Principal Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2		Certification of Principal Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

Incorporated by Reference to
Exhibit		Form and	SEC	Exhibit	Filed with
No.	Description	SEC File No.	Filing Date	No.	this 10-K

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETEZZA CORPORATION

By:	/s/ James Baum
James Baum
President and Chief Executive Officer
Date: March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ James Baum James Baum	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2009

By:	/s/ Patrick J. Scannell, Jr. Patrick J. Scannell, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 26, 2009

By:	/s/ Francis A. Dramis, Jr. Francis A. Dramis, Jr.	Director	March 26, 2009

By:	/s/ Robert J. Dunst, Jr. Robert J. Dunst, Jr.	Director	March 26, 2009

By:	/s/ Paul J. Ferri Paul J. Ferri	Director	March 26, 2009

By:	/s/ Peter Gyenes Peter Gyenes	Director	March 26, 2009

By:	/s/ Charles F. Kane Charles F. Kane	Director	March 26, 2009

By:	Jitendra S. Saxena	Director	March , 2009

By:	/s/ Edward J. Zander Edward J. Zander	Director	March 26, 2009