Form 10-Q
period 2009-04-30
NETEZZA CORP
filed 2009-06-05
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-33445
NETEZZA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3527320
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

26 Forest Street
Marlborough, MA	01752
(Address of Principal Executive Offices)	( Zip Code)
(508) 382-8200
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 29, 2009, there were 59,941,669 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	April 30,	January 31,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$107,395	$111,635
Accounts receivable	28,014	34,457
Inventory	17,416	18,409
Deferred tax assets, net	13,015	12,723
Restricted cash	15	379
Prepaid expenses and other current assets	3,073	3,160

Total current assets	168,928	180,763
Property and equipment, net	10,105	9,586
Deferred tax assets, net	9,415	9,415
Goodwill	2,188	2,000
Intangible assets, net	4,864	2,935
Long-term marketable securities	48,990	49,222
Restricted cash	739	739
Other long-term assets	3,592	4,199

Total assets	$248,821	$258,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,811	$8,424
Accrued expenses	5,185	6,301
Accrued compensation and benefits	4,562	6,352
Current portion of deferred revenue	40,475	46,356

Total current liabilities	57,033	67,433

Long-term deferred revenue	9,022	11,979
Other long-term liabilities	2,825	2,825

Total long-term liabilities	11,847	14,804

Total liabilities	68,880	82,237

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized at April 30, 2009 and January 31, 2009; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at April 30, 2009 and January 31, 2009; 60,041,261 and 59,760,440 shares issued at April 30, 2009 and January 31, 2009, respectively	60	60
Treasury stock, at cost; 139,062 shares at April 30, 2009 and January 31, 2009, respectively	(14)	(14)
Additional paid-in-capital	231,142	228,658
Accumulated other comprehensive loss	(3,388)	(4,461)
Accumulated deficit	(47,859)	(47,621)

Total stockholders’ equity	179,941	176,622

Total liabilities and stockholders’ equity	$248,821	$258,859

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended April 30,
	2009	2008
Revenue
Product	$32,702	$31,326
Services	12,665	8,250

Total revenue	45,367	39,576
Cost of revenue
Product	12,344	12,594
Services	3,475	2,104

Total cost of revenue	15,819	14,698

Gross margin	29,548	24,878
Operating expenses
Sales and marketing	14,676	13,330
Research and development	11,620	7,248
General and administrative	3,976	3,113

Total operating expenses	30,272	23,691

Operating income (loss)	(724)	1,187
Interest income	310	1,743
Interest expense	25	—
Other income (expense), net	131	(133)

Income (loss) before income tax benefit (expense)	$(308)	$2,797
Income tax benefit (expense)	71	(665)

Net income (loss)	$(237)	$2,132

Net income (loss) per share attributable to common stockholders
Basic	$(0.00)	$0.04

Diluted	$(0.00)	$0.03

Weighted average common shares outstanding — basic	59,916,758	57,944,352
Weighted average common shares outstanding — diluted	59,916,758	64,078,735
See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended April 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(237)	$2,132
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,829	1,043
Stock-based compensation expense	2,241	1,668
Benefit from deferred income taxes, net	(171)	—
Gain on trading securities	(361)	—
Loss on auction rate securities written put right	296	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	7,653	(32,509)
Inventory	192	706
Other assets	698	(1,174)
Accounts payable	(1,772)	1,579
Accrued compensation and benefits	(1,784)	(1,439)
Accrued expenses	(1,786)	(47)
Deferred revenue	(10,193)	27,117

Net cash used in operating activities	(3,395)	(924)

Cash flows from investing activities
Purchase of investments	—	(7,377)
Sales and maturities of investments	1,700	38,577
Acquisition of business, net of cash acquired	(2,007)	—
Purchases of property and equipment	(977)	(693)
Change in other long-term assets	(328)	—
(Increase) decrease in restricted cash	419	(639)

Net cash provided by (used in) investing activities	(1,193)	29,868

Cash flows from financing activities
Proceeds from issuance of common stock, net	242	555

Net cash provided by financing activities	242	555

Net increase (decrease) in cash and cash equivalents	(4,346)	29,499
Effect of exchange rate changes on cash and cash equivalents	106	27
Cash and cash equivalents, beginning of year	111,635	46,184

Cash and cash equivalents, end of year	$107,395	$75,710

Supplemental disclosure of cash flow information
Cash paid for taxes	$128	$507
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
     The condensed consolidated balance sheet at January 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of April 30, 2009 and for the three months ended April 30, 2009 and 2008 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the SEC on March 26, 2009.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of April 30, 2009 and results of operations and cash flows for the three months ended April 30, 2009 and 2008 have been made. The results of operations and cash flows for the three months ended April 30, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2010 or any future periods.
     The Company’s fiscal year ends on January 31. When the Company refers to a particular fiscal year, the Company is referring to the fiscal year ended January 31 of that year. For example, fiscal 2009 refers to the fiscal year ended January 31, 2009.
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
Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the three months ended April 30, 2009 and 2008 were approximately $35,000 and $(129,000), respectively, and are recorded as “other income (expense), net” in the condensed consolidated statements of operations.
Concentration of Credit Risk and Significant Customers
     The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At April 30, 2009, one customer accounted for 18% of accounts receivable, which was subsequently collected in full, in May 2009. At January 31, 2009, three customers accounted for 15%, 11% and 10%, respectively, of accounts receivable. One customer accounted for 10% of the Company’s total revenue for the three months ended April 30, 2009, while no customer accounted for 10% or greater of the Company’s total revenue for the three months ended April 30, 2008.
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
     For stock options and restricted stock the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

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
     The fair value of each option granted during the three months ended April 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended April 30,
	2009	2008
Dividend yield	None	None
Expected volatility	56.7%	46.1%
Risk-free interest rate	1.9%	2.5%
Expected life (in years)	5.0	5.0
Weighted-average fair value at grant date	$2.98	$4.29
     For the three months ended April 30, 2009, the expected volatility assumption used in the Black-Scholes option-pricing model was a blended rate based on the historical trading activity of the Company’s common stock since the initial public offering and an analysis of peer group volatility. For the three months ended April 30, 2008, the Company’s expected volatility assumption was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 110. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The average mid-point between the vesting date and the expiration date for each vesting period is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends. As required under SFAS 123R, management made an estimate of expected forfeitures of equity awards and is recognizing compensation costs only for those awards expected to vest.
     The amounts included in the condensed consolidated statements of operations for the three months ended April 30, 2009 and 2008 relating to stock-based expense under SFAS 123R are as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Cost of product	$11	$43
Cost of services	97	45
Sales and marketing	750	571
Research and development	634	441
General and administrative	744	560

	$2,236	$1,660

Net Income (Loss) Per Share
     The Company computes basic net income (loss) per share by dividing its net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Diluted net income (loss) per share includes the dilutive effect of stock options and warrants to purchase common stock under the treasury stock method.
     The weighted average shares used to compute net income (loss) per share were as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Weighted average shares used to compute net income (loss) per share:
Basic	59,917	57,944
Dilutive options to purchase common stock	—	6,135

Diluted	59,917	64,079

     The following stock options and warrants to purchase common stock have been excluded from the computation of diluted net income (loss) per share for the periods presented because including the stock options and warrants would be anti-dilutive.

	Three Months Ended April 30,
	2009	2008
Warrants to purchase common stock	34,893	34,893
Options to purchase common stock	12,103,317	5,273,355
Comprehensive Income
     Comprehensive income consists of net income (loss), adjustments to stockholders’ equity for foreign currency translation adjustments and net unrealized gains or losses from investments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion 23. Accumulated other comprehensive loss consists of foreign exchange gains and losses and net unrealized gains or losses from investments.
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Net income (loss)	$(237)	$2,132
Other comprehensive income (loss):
Foreign currency adjustment, net of tax of $0	(34)	33
Net unrealized gain (loss) from investments, net of tax of $0	1,107	(5,069)

Total comprehensive income (loss)	$836	$(2,904)

     Accumulated other comprehensive loss consists of the following (in thousands) as of:

	April 30,	January 31,
	2009	2009
Foreign currency adjustment	$(1,093)	$(1,059)
Net unrealized loss from investments	(2,295)	(3,402)

Total accumulated other comprehensive loss	$(3,388)	$(4,461)

Recent Accounting Pronouncements
     On February 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157., (“FSP 157-2”) FSP 157-2 delayed the effective date of SFAS No. 157, Fair Value Measurement, (“SFAS 157”) for all non-financial assets and non-financial liabilities, items that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, until the beginning of the first quarter of fiscal 2010. As permitted by FSP 157-2, the Company adopted the remaining provisions of SFAS 157 on February 1, 2009, which did not have a material impact on the Company’s consolidated financial statements.
     On February 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.
     On February 1, 2009, No. SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”) became effective for the Company. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The Company’s acquisition of Tizor Solutions, Inc. in February 2009 (see Note 5) was accounted for in accordance with SFAS 141R. SFAS 141R may have a material impact on the Company’s consolidated financial statements if or when the Company enters into future business combinations.
     On February 1, 2009, SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” became effective for the Company. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of April 30, 2009, the Company did not have any minority interests.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that this standard may have on its financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. This standard is effective for interim reporting periods ending after June 15, 2009. The Company currently anticipates that the adoption of FSP FAS 157-4 will not have an impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 157-4”) which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. The Company currently anticipates the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on its consolidated financial statements.
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
3. Fair Value Measurements
     On February 1, 2008, the Company adopted the provisions of SFAS 157, for its financial assets and liabilities measured at fair value on a recurring basis. On February 1, 2009, as permitted by FSP 157-2, the Company adopted the remaining provisions of SFAS 157 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial and non-financial assets and liabilities and any other assets and liabilities carried at fair value.
     SFAS 157 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs, other than level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The following table summarizes the composition of the Company’s investments at April 30, 2009 and January 31, 2009 (in thousands):

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
April 30, 2009	Cost	Gains	Losses	Fair Value	Securities	Securities
Auction Rate Securities	$52,475	$—	$(3,485)	$48,990	$—	$48,990

	$52,475	$—	$(3,485)	$48,990	$—	$48,990

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
January 31, 2009	Cost	Gains	Losses	Fair Value	Securities	Securities
Auction Rate Securities	$54,175	$—	$(4,953)	$49,222	$—	$49,222

	$54,175	$—	$(4,953)	$49,222	$—	$49,222

     The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at April 30, 2009 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	April 30, 2009	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$96,145	$96,145	$—	$—
Certificates of deposit	739	739	—	—
Auction rate securities	48,990	—	—	48,990
Put right related to auction rate securities	1,028	—	—	1,028

	$146,902	$96,884	$—	$50,018

Financial Liabilities:
Foreign currency forward contracts	$38	$—	$38	$—

	$38	$—	$38	$—

     The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate
Securities
Balance as of January 31, 2009	$49,222
Unrealized gain included in accumulated other comprehensive loss	1,107
Unrealized gain included in other income (expense), net	361
Sales of securities	(1,700)

Balance as of April 30, 2009	$48,990

     At April 30, 2009, auction rate securities (“ARS”) represented 33% of total financial assets measured at fair value.
     At April 30, 2009, the Company grouped money market funds and certificates of deposit using a level 1 valuation because market prices were readily available. At April 30, 2009, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within level 2 of the fair value hierarchy. At April 30, 2009, the fair value of the Company’s assets grouped using a level 3 valuation consisted of ARS, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates.
     Beginning in late February 2008, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at April 30, 2009 included the following assumptions:

Expected Term	3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	3.23%
     The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security, with a greater percentage of FFELP backing resulting in a lower illiquidity discount.
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provided the Company with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS agreed to provide a no net cost loan equal to 75% of the par value of the Company’s ARS positions with UBS should the Company desire such a loan before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “accumulated other comprehensive loss.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company has elected to apply the fair value option in SFAS 159 to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the change in the fair value of the Put Right during the three months ended April 30, 2009 of $0.3 million as an unrealized loss in the “other income (expense), net” section of its condensed consolidated statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as a long-term asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.
     In accordance with FSP FAS 115-1 and Staff Accounting Bulletin Topic 5M, the Company considered the following factors in determining whether the impairment related to its available-for-sale securities was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. The Company specifically noted that it had a cash and cash equivalent balance of approximately $107.4 million in investments other than ARS, and that the Company continued to generate positive cash flow on an annual basis. As a result, as of April 30, 2009, the Company recorded an unrealized loss of $2.3 million related to the temporary impairment of the available-for-sale securities, which was included in accumulated other comprehensive loss within stockholders’ equity.
4. Inventory
     Inventory consists of the following (in thousands):

	April 30,	January 31,
	2009	2009
Raw materials	$710	$770
Finished goods	16,706	17,639

	$17,416	$18,409

5. Acquisition
     On February 18, 2009, the Company acquired by merger all of the outstanding capital stock of Tizor Systems, Inc. (“Tizor”), a privately held provider of advanced enterprise data auditing and protection solutions for data centers. The results of Tizor’s operations have been included in the consolidated financial statements of the Company since that date.

     The aggregate purchase price was approximately $3.1 million in cash. Acquisition-related costs of approximately $0.2 million were included in general and administrative expenses in the Company’s statement of operations for the three months ended April 30, 2009. The acquisition was accounted for using the acquisition method of accounting in accordance with SFAS 141R. The allocation of the purchase price is preliminary and is subject to finalization of the Company’s valuation estimates. The Company expects to finalize the purchase price allocation during the fiscal quarter ending July 31, 2009 when it expects to finalize its tax estimates, which may result in a change in goodwill. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Cash paid	$3,138

Fair value of purchase consideration	$3,138

Allocation of the purchase consideration:
Cash and cash equivalents	$1,131
Accounts receivable	23
Prepaid expenses and other assets	254
Property and equipment	141
Deferred tax assets, net	183
Identifiable intangible assets	2,160
Goodwill	188

Total assets acquired	4,080

Total liabilities assumed	942

Total net assets acquired	$3,138

     The preliminary purchase price allocation resulted in $0.2 million of goodwill, none of which is deductible for income tax purposes. The resulting amount of goodwill reflects the Company’s expectations of the following synergistic benefits: (1) the potential to extend the Company’s capabilities in advanced enterprise data auditing and protection solutions by leveraging Tizor’s intellectual property and expertise and (2) the potential to sell Tizor’s products into the Company’s traditional customer base.
     The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimates of useful lives (in thousands):

	Fair	Useful Life
	Value	(Years)
Developed technology	$1,560	5
In-process technology	350	5
Customer relationships	160	5
Trademark and tradename	90	5

Total	$2,160

     Acquired in-process technology was initially accounted for as an indefinite-lived intangible asset. The technology reached technical feasibility in the three months ended April 30, 2009 and is being amortized over its estimated useful life.

     The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and Tizor for the three months ended April 30, 2009 and 2008, giving effect to the merger as if it occurred on February 1, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended
	April 30,
	2009	2008
Pro forma revenue	$45,422	$40,381
Pro forma operating loss	$(1,470)	$(273)
Pro forma net income (loss)	$(984)	$737
Pro forma basic net income (loss) per share	$(0.02)	$0.01
Pro forma diluted net income (loss) per share	$(0.02)	$0.01
     The pro forma net income (loss) and net income (loss) per share for each period presented primarily includes adjustments for amortization of intangibles and interest income. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed dates, or which may be realized in the future.
6. Goodwill and Acquired Intangible Assets
Goodwill
     The carrying amount of goodwill of the Company was $2.2 million as of April 30, 2009 and $2.0 million as of January 31, 2009. The Company’s goodwill resulted from the acquisition of NuTech Solutions, Inc. in May 2008 and Tizor in February 2009 (see Note 5). In accordance with SFAS 142, goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company’s annual goodwill impairment test did not result in an impairment in fiscal 2009.
     The change in the carrying amount of goodwill for the three months ended April 30, 2009 is as follows (in thousands):

Balance as of January 31, 2009	$2,000
Goodwill related to the acquisition of Tizor	188

Balance as of April 30, 2009	$2,188

Acquired Intangible Assets
     The carrying amount of acquired identifiable intangible assets was $4.9 million as of April 30, 2009 and $2.9 million as of January 31, 2009. Intangible assets acquired in business combinations of $3.4 million on a cost basis and $2.2 million on a cost basis are recorded under the purchase method of accounting and the acquisition method of accounting, respectively, at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
     Acquired intangible assets consist of the following as of April 30, 2009 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$3,210	$(247)	$2,963
Order backlog	300	(146)	154
Customer relationships	1,460	(218)	1,242
Trademark and tradename	590	(85)	505

	$5,560	$(696)	$4,864

     Amortization of acquired intangible assets was approximately $231,000 and $0 for the three months ended April 30, 2009 and 2008, respectively.
     The following is the expected future amortization expense of the Company’s acquired intangible assets as of April 30, 2009 for the respective fiscal years ending January 31 (in thousands):

2010 (remaining nine months)	$807
2011	958
2012	918
2013	920
2014	918
Thereafter	343

Total	$4,864

     The weighted average useful life of acquired intangible assets is 6 years.
7. Accrued Expenses
     Accrued expenses consist of the following (in thousands) as of:

	April 30,	January 31,
	2009	2009
Corporate taxes	$—	$117
Accrued warranty	264	747
Accrued license payable	997	973
Sales meetings and events	283	950
Legal/audit/compliance	820	682
Rent/phone/utilities	711	869
Partner fees	325	192
Travel and entertainment	484	447
Inventory items	278	238
Other	1,023	1,086

	$5,185	$6,301

8. Stock Incentive Plans
Non-employee Awards

     The Company issues equity instruments to non-employees, including warrants and options to purchase common stock. In accordance with EITF 96-18, the Company measures and records the value of the shares over the period of time services are provided. Stock-based compensation expense for non-employees for the three months ended April 30, 2009 and 2008 was approximately $6,000 and $8,000, respectively.
     At April 30, 2009, nonstatutory options to purchase 17,500 shares of common stock remained outstanding, of which 10,625 were fully vested and exercisable. At April 30, 2009, there were warrants outstanding to purchase 34,893 shares of common stock, consisting of warrants to purchase 5,893 shares at $0.002 per share, 24,000 shares at $0.20 per share and 5,000 shares at $0.10 per share. These warrants are exercisable and will expire September 30, 2010.
Restricted Common Stock
     During fiscal 2009 and during the three months ended April 30, 2009, the Company awarded its non-employee directors shares of restricted common stock under the Company’s 2007 Stock Incentive Plan. The vesting term of these awards is one year, assuming continued service. The vested shares under these awards cannot be sold until the director’s separation from the Company, or upon an earlier acquisition of the Company. The Company amortizes the fair market value of the awards at the time of the grant to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and may also receive dividends. The fair value of restricted stock awards is determined based on the number of shares granted and the market value of the Company’s common stock on the grant date, adjusted for any forfeiture factor.
     The following table summarizes the Company’s restricted stock activity during the three months ended April 30, 2009:

			Weighted Average
			Grant Date Fair
	Shares	Par value	Value
Non-vested as of January 31, 2009	27,708	$0.001	$12.99
Granted	30,000	$0.001	$5.98
Vested	—	—	—
Cancelled	—	—	—

Non-vested as of April 30, 2009	57,708	$0.001	$9.35

Stock Options
     The following table summarizes stock option activity for the three months ended April 30, 2009:

				Weighted
	Shares	Number of	Weighted	Average	Aggregate
	Available for	Options	Average Exercise	Remaining Life	Intrinsic
	Grant	Outstanding	Price	in Years	Value
Outstanding at January 31, 2009	116,471	10,474,631	$6.44
Additional shares authorized	2,086,748	—
Options granted	(1,966,500)	1,966,500	$5.97
Restricted shares granted	(30,000)	—	$0.00
Exercised	—	(250,821)	$0.97
Forfeited, cancelled or expired (1)	25,600	(52,100)	$7.16

Outstanding at April 30, 2009	232,319	12,138,210	$6.48	6.55 years	$31.6 million

Exercisable at April 30, 2009	—	4,210,269	$4.57	6.24 years	$17.8 million

Vested and expected to vest at April 30, 2009	—	11,851,355	$6.44	6.54 years	$31.2 million

(1)	Options cancelled under the Company’s 2000 Stock Incentive Plan (“the 2000 Plan”) after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. During the three months ended April 30, 2009, options for 26,500 shares granted under the 2000 Plan were cancelled.
     The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of April 30, 2009, which was $8.09 per share. The aggregate intrinsic value of options exercised for the three months ended April 30, 2009 and 2008 was $1.4 million and $3.8 million, respectively.
     At April 30, 2009, unrecognized compensation expense related to unvested stock options and unvested restricted shares was $30.0 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 3.5 and 0.4 years, respectively.
9. Income Taxes
     The Company recorded an income tax benefit of approximately $71,000 and an income tax expense of approximately $665,000 for the three months ended April 30, 2009 and 2008, respectively. The Company’s effective income tax rate was 23% and 24% for the three months ended April 30, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three months ended April 30, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35% primarily due to the effects of accounting for share-based compensation in accordance with SFAS 123R as well as the utilization of federal and state tax credits. The Company’s income tax provision for the three months ended April 30, 2008 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries. The federal and state provision for that period included amounts in relation to the Company’s income generated in the U.S., reduced by the utilization of available net operating loss (“NOL”) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.
     The Company continued to provide a full valuation allowance for net operating losses for NuTech Solutions, Inc., acquired by Netezza in May 2008, with operations in Germany and Poland, as the Company believes it is more likely than not that the future tax benefits from accumulated net operating losses will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in a future period, which could result in the reversal of a significant portion or all of the valuation allowance. Any reversal of the valuation allowance associated with the NuTech acquisition would be recorded as a tax benefit.
10. Commitments and Contingencies
Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of April 30, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The warranty accrual is based upon the Company’s historical experience and expected future costs. The accrual includes amounts accrued for at the time of shipment, adjustments for changes in estimated costs of warranties on systems shipped in the period and changes in estimated costs of warranties on systems shipped in prior periods. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Balance at beginning of period	$747	$1,141
Provision	264	442
Warranty usage *	(747)	(515)

Balance at end of period	$264	$1,068

*	Warranty usage includes expiration of product warranty.
11. Industry Segment, Geographic Information and Significant Customers
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
     Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
United States	$33,692	$26,851
International	11,675	12,725

Total	$45,367	$39,576

     The following table summarizes the Company’s long-lived assets, consisting of the net book value of the Company’s property and equipment, by geographic location (in thousands):

	April 30,	January 31,
	2009	2009
United States	$9,924	$9,369
International	181	217

Total	$10,105	$9,586

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2009. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.
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
     Recently, there has been a significant deterioration in economic conditions in many of the countries and regions in which we do business. These economic conditions have caused some of our current or prospective customers to reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products. In addition, some of our traditional competitors have introduced their own integrated data warehousing solutions which may cause our sales cycles to be delayed and may have an adverse impact on our business, operating results and financial condition.
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
Revenue
     We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the three months ended April 30, 2009 and 2008, U.S. customers accounted for approximately 74% and 68% of our overall revenue, respectively. For fiscal 2009, 2008 and 2007, U.S. customers accounted for approximately 74%, 80% and 76% our revenue, respectively.
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
     Services Revenue. We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services for the three months ended April 30, 2009 and 2008 was 28% and 21%, respectively, and was 24% in fiscal 2009 and 19% in each of fiscal 2008 and 2007.
Cost of Revenue and Gross Profit
     Cost of product revenue consists primarily of amounts paid to Sanmina-SCI Corporation, or Sanmina, our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our NPS appliance systems. Neither we nor Sanmina enter into long-term supply contracts for our hardware components, which can cause our cost of product revenue to fluctuate. These product costs are recorded when the related product revenue is recognized. Cost of revenue also includes shipping, warehousing and logistics expenses, warranty reserves, depreciation and amortization, and inventory write-downs to write down the carrying value of inventory to the lower of cost or market. Shipping, warehousing and logistics costs are recognized as incurred. Estimated warranty costs are recorded when the related product revenue is recognized.
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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 409 employees at April 30, 2009 from 381 employees at January 31, 2009.
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
Research and Development Expenses
     Research and development expenses consist primarily of salaries and employee benefits, product prototype expenses, allocated facilities expenses and depreciation of equipment used in research and development activities. In addition to our U.S. development teams, we use an offshore development team employed by a contract engineering firm in Pune, India. Research and development expenses are recorded as incurred. We devote substantial resources to the development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and increasing our competitive position. The timing of these additional investments could materially affect our research and development expenses, both in absolute dollars and as a percentage of total revenue, in any particular period.
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
Other
Interest Income and Interest Expense

     Interest income and interest expense primarily consists of interest income on investments and cash balances and interest expense associated with other long-term liabilities. In addition, interest income includes realized gains and losses on marketable securities.
Other Income (Expense), Net
     Other income (expense), net primarily consists of losses or gains on translation of non-U.S. dollar transactions into U.S. dollars, changes in the fair value of foreign currency forward contracts, changes in the fair value of the auction rate securities put right, unrealized losses or gains on trading securities, and losses or gains on disposal of fixed assets.
Critical Accounting Policies and Use of Estimates
     Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which we refer to as GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates, judgments and assumptions on an ongoing basis. Although we believe that our estimates, judgments and assumptions are reasonable under the circumstances, actual results may differ from those estimates.
     We believe that of our significant accounting policies, the following accounting policies involve the most judgment and complexity:
•	revenue recognition;

•	stock-based compensation;

•	inventory valuation;

•	accounting for income taxes;

•	valuation of investments; and

•	valuation of goodwill and acquired intangible assets.
     Accordingly, we believe the policies set forth above are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Additional information about these critical accounting policies may be found in the “Managements Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 have not materially changed.

Results of Operations
          The following table sets forth our consolidated results of operations for the periods shown.

	Three Months Ended April 30,		Percentage
	2009	2008	Change
	(in thousands)
Revenue
Product	$32,702	$31,326	4%
Services	12,665	8,250	54%

Total revenue	45,367	39,576	15%

Cost of revenue
Product	12,344	12,594	-2%
Services	3,475	2,104	65%

Total cost of revenue	15,819	14,698	8%

Gross margin	29,548	24,878	19%

Operating expenses
Sales and marketing	14,676	13,330	10%
Research and development	11,620	7,248	60%
General and administrative	3,976	3,113	28%

Total operating expenses	30,272	23,691	28%

Operating income (loss)	(724)	1,187	-161%
Interest income	310	1,743	-82%
Interest expense	25	—	—
Other income (expense), net	131	(133)	*

Income (loss) before income tax benefit (expense)	(308)	2,797
Income tax benefit (expense)	71	(665)

Net income (loss)	$(237)	$2,132

*	not calculable
Revenue
          Total revenue was $45.4 million and $39.6 million in the three months ended April 30, 2009 and 2008, respectively, representing an increase of 15%.
     Product revenue was $32.7 million and $31.3 million for the three months ended April 30, 2009 and 2008, respectively, representing an increase of 4%. This increase was primarily driven by a growing acceptance and need for data warehouse systems which are indicative of customers valuing the capabilities and return on investment that they provide. This increase was based on increased sales volume, due primarily to sales to existing customers rather than price increases. The number of new customers added in the three months ended April 30, 2009, was 14, bringing our total installed base of customers to 285. Product revenue related to existing customer sales increased to 63% of total product revenue from 34% in the three months ended April 30, 2008, as existing customers purchased additional systems and/or additional capacity on their existing systems.

          Geographically, 75% of our product revenue was in the United States and 25% was international for the three months ended April 30, 2009, as compared to 67% of our product revenue in the United States and 33% international for the three months ended April 30, 2008. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was an important factor in generating additional sales.
          Services revenue was $12.7 million and $8.3 million for the three months ended April 30, 2009 and 2008, respectively, representing an increase of 54%. This increase was the result of increased product sales, and accompanying sales of new maintenance and support contracts, combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin
          Total gross margin was 65% and 63% for the three months ended April 30, 2009 and 2008, respectively. This increase in gross margin is not necessarily sustainable or indicative of any future trends.
          Product gross margin was 62% and 60% for the three months ended April 30, 2009 and 2008, respectively. This increase was due primarily to a reduction in the cost of our hardware components, partially offset by an increase in inventory write-downs.
          Services gross margin was 73% and 75% for the three months ended April 30, 2009 and 2008, respectively. The decrease in the services gross margin for the three months ended April 30, 2009 was a result of our services revenue growth of 54%, while cost of services revenue increased 65%, primarily due to services headcount increase of 33% to 48 at April 30, 2009 from 36 at April 30, 2008.
Sales and Marketing Expenses
          Sales and marketing expenses increased $1.3 million, or 10%, to $14.7 million for the three months ended April 30, 2009 from $13.3 million for the three months ended April 30, 2008. As a percentage of revenue, sales and marketing expenses were 32% and 34% for the three months ended April 30, 2009 and 2008, respectively, as a result of our revenue growth and attainment of economies of scale.
          The increase in sales and marketing expenses of $1.3 million for the three months ended April 30, 2009 was primarily due to increases of $1.3 million in salaries and employee benefits, $0.3 million in sales travel, and $0.2 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.5 million in partner referral fees.
          The number of sales and marketing employees increased to 156 at April 30, 2009, from 117 at April 30, 2008, as we continue to expand our sales force to provide better geographic distribution and market penetration.
Research and Development Expenses
          Research and development expenses increased $4.4 million, or 60%, to $11.6 million for the three months ended April 30, 2009 from $7.2 million for the three months ended April 30, 2008. As a percentage of revenue, research and development expenses were 26% and 18% for the three months ended April 30, 2009 and 2008, respectively, as a result of investment in new product development.
          The increase in research and development expenses of $4.4 million for the three months ended April 30, 2009 was due primarily to increases of $2.5 million in prototype expense relating to product development, $1.6 million in salaries, benefits and offshore consulting costs, $0.2 million in stock-based compensation expense, and $0.2 million in depreciation expense. The number of research and development employees increased to 164 at April 30, 2009 from 103 at April 30, 2008. These investments help us broaden and improve the development of new technology and product enhancements. The offshore development team from our contract engineering firm also increased to 65 people at April 30, 2009 from 61 people at April 30, 2008, in order to take advantage of the cost efficiencies associated with offshore research and development resources.
General and Administrative Expenses

          General and administrative expenses increased $0.9 million, or 28%, to $4.0 million for the three months ended April 30, 2009 from $3.1 million for the three months ended April 30, 2008. As a percentage of revenue, general and administrative expenses were 9% and 8% for the three months ended April 30, 2009 and 2008, respectively.
          The increase in general and administrative expenses of $0.9 million for the three months ended April 30, 2009 was due primarily to increases of $0.2 million in franchise taxes, $0.2 million in stock-based compensation expense, $0.2 million in costs associated with an acquisition, and $0.1 million in salaries and benefits.
          The number of general and administrative employees increased to 31 at April 30, 2009, from 27 at April 30, 2008, to ensure we have appropriate infrastructure to support the growth of our organization and to support the demands of public company compliance.
Interest Income and Interest Expense
          We recorded $0.3 million of interest income, net for the three months ended April 30, 2009 as compared to $1.7 million for the three months ended April 30, 2008. Interest income, net for the three months ended April 30, 2009 was comprised of interest income of $0.3 million and interest expense of approximately $25,000. Interest income, net for the three months ended April 30, 2008 was comprised of interest income of $1.7 million and interest expense of $0. Interest income decreased $1.4 million in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008, primarily due to lower rates of return.
Other Income (Expense), Net
          We incurred other income, net of $0.1 million for the three months ended April 30, 2009 as compared to other expense, net of $0.1 million for the three months ended April 30, 2008. The components of other income, net for the three months ended April 30, 2009 were gains on trading securities, transaction gains for activities in our foreign subsidiaries, gains associated with changes in the fair value of foreign currency forward contracts, and a loss on the change in fair value of our auction rate security put right. The components of other expense, net in the three months ended April 30, 2008 were transaction losses for activities in our foreign subsidiaries.
Provision for Income Taxes
          We recorded an income tax benefit of $0.1 million for the three months ended April 30, 2009, as compared to a provision for income taxes of $0.7 million for the three months ended April 30, 2008.
     For the three months ended April 30, 2009, our effective tax rate was 23%, as compared to an effective tax rate of 24% for the three months ended April 30, 2008. For the three months ended April 30, 2009, our effective income tax rate varied from the statutory tax rate of 35% mainly due to the effects of accounting for share-based compensation and the utilization of federal tax credits. Our effective tax rate for the three months ended April 30, 2009 varied from the same period of 2008, due to the reversal of our full valuation allowance recorded against our deferred tax assets in the fourth quarter of 2009.
          Our income tax provision for the three months ended April 30, 2008 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries. The federal and state provision for that period included amounts in relation to our income generated in the United States, reduced by the utilization of available net operating loss or NOL, carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.
          We currently expect our annual effective income tax rate, exclusive of discrete items, to be in the range of 25% to 26% in fiscal 2010.
Liquidity and Capital Resources

          As of April 30, 2009, our principal sources of liquidity were cash and cash equivalents of $107.4 million, and accounts receivable of $28.0 million.
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
          Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings, our acquisition of NuTech in May 2008 and Tizor in February 2009, purchases of property and equipment primarily to support the development of new products, and purchases of inventory to support our sales and the volume of evaluation units located at customer locations that enable our customers and prospective customers to test our equipment prior to purchasing.
          At April 30, 2009, we held ARS with a par value totaling $52.5 million. These ARS, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at April 30, 2009 assumes a discount rate of 3.23%, expected term of three years and an illiquidity discount of 1.5-1.8%. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security, with a greater percentage of FFELP backing resulting in a lower illiquidity discount. As a result, we have estimated as of April 30, 2009, an aggregate loss of $3.5 million, of which $2.3 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $1.2 million was related to impairment of ARS classified as trading securities and included in other income (expense), net in the condensed consolidated statement of operations.
          If we had used a term of one year or five years and a discount rate of 3.0% and 4.1% respectively, the gross unrealized loss would have been $1.1 million or $7.0 million, respectively. If we had used a term of three years and a discount rate of 3.0% or 4.1%, the gross unrealized loss would have been $3.1 million or $4.7 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.8 million or $4.2 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity for these ARS will have a material impact on our ability to operate our business.
          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended April 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(3,395)	$(924)
Net cash provided by (used in) investing activities	(1,193)	29,868
Net cash provided by financing activities	242	555
     Cash Used In Operating Activities

     Net cash used in operating activities was $3.4 million for the three months ended April 30, 2009 and primarily consisted of a net loss of $0.2 million, a decrease in deferred revenues of $10.2 million, a decrease in accounts payable of $1.8 million, a decrease in accrued compensation and benefits of $1.8 million, and a decrease in accrued expenses of $1.8 million. These uses of cash were partially offset by a decrease in accounts receivable of $7.7 million, primarily due to the timing of billing and collections of customer invoices, and a decrease in other assets of $0.7 million. In addition, for the three months ended April 30, 2009, we had stock-based compensation expense of $2.2 million and depreciation and amortization expense of $1.8 million, each of which is a non-cash expense.
     Net cash used in operating activities was $0.9 million for the three months ended April 30, 2008 and primarily consisted of an increase in accounts receivable of $32.5 million, an increase in other assets of $1.2 million, a decrease in accrued compensation and benefits of $1.4 million. These uses of cash were partially offset by net income of $2.1 million, an increase in deferred revenues of $27.1 million, an increase in accounts payable of $1.6 million, and a decrease in inventory of $0.7 million. In addition, in the three months ended April 30, 2008 we had stock-based compensation expense of $1.7 million and depreciation and amortization expense of $1.0 million.
     Cash Provided by (Used in) Investing Activities
     Net cash used in investing activities was $1.2 million for the three months ended April 30, 2009, comprised primarily of $2.0 million, net of cash acquired, used to acquire Tizor, and $1.0 million of capital expenditures. These uses of cash were partially offset by $1.7 million of sales and maturities of our investments.
     Net cash provided by investing activities was $29.9 million for the three months ended April 30, 2008, which primarily consisted of $38.6 million of sales and maturities of our investments. These proceeds were partially offset by $7.4 million used to purchase our investments, $0.7 million of capital expenditures and an increase of $0.6 million in restricted cash.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $0.2 million and $0.6 million for the three months ended April 30, 2009 and 2008, respectively, each of which consisted of proceeds received from the issuance of common stock upon the exercise of stock options.

     Contractual Obligations
     The following is a summary of our contractual obligations as of April 30, 2009:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
			(in thousands)
Operating lease obligations	12,220	2,598	3,973	3,457	2,192
Purchase obligations (1)	2,633	2,633	—	—	—
Other long-term obligations including current portion of long-term obligations	2,000	1,000	1,000	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer, Sanmina, for the procurement of assembled NPS appliance systems for the next three months.
     The table above does not reflect unrecognized tax benefits of $3.9 million, the timing of which is uncertain.
     We believe that our cash and cash equivalents of $107.4 million will be sufficient to fund our projected operating requirements for the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth and the expansion of our sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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
     Recent Accounting Pronouncements
     On February 1, 2009, we adopted FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, items that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, until the beginning of the first quarter of fiscal 2009. As permitted by FSP 157-2, we adopted the remaining provisions of SFAS 157 on February 1, 2009, which did not have a material impact on our consolidated financial statements.
     On February 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.
     On February 1, 2009, SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) became effective for our Company. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The acquisition of Tizor Solutions, Inc. in February 2009 was accounted for in accordance with SFAS 141R. SFAS 141R may have a material impact on our consolidated financial statements if or when we enter into future business combinations.

     On February 1, 2009, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 became effective for our Company. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of April 30, 2009, we did not have any minority interests.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard may have on our financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurement. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. This standard is effective for interim reporting periods ending after June 15, 2009. We currently anticipate that the adoption of FSP FAS 157-4 will not have an impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim reporting periods ending after June 15, 2009. We currently anticipate that the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
    Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of April 30, 2009, we had $6.7 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars, Japanese yen and euros, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
          At April 30, 2009, we had outstanding foreign currency forward contracts with an aggregate notional value of $10.5 million, denominated in British pounds, the euro and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $38,000 at April 30, 2009. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
    Interest Rate Risk

          We had an unrestricted cash and cash equivalents balance of $107.4 million at April 30, 2009, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.
          At April 30, 2009, we held ARS with a par value of $52.5 million that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of April 30, 2009 and recorded an unrealized loss of $3.5 million related to the impairment of the ARS. See Note 3 to the accompanying financial statements for a description of how we value these ARS. Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 3.0% and 4.1% respectively, the gross unrealized loss would have been $1.1 million or $7.0 million, respectively. If we had used a term of three years and a discount rate of 3.0% or 4.1%, the gross unrealized loss would have been $3.1 million or $4.7 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.8 million or $4.2 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will have a material impact on our ability to operate our business.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
Risks Related to Our Business and Industry

      An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding whether to purchase shares of our common stock. Each of these risks could materially adversely affect our business, operating results and financial condition. As a result, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Adverse changes in economic conditions and reduced information technology spending may negatively impact our business.
     Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers and the geographic regions in which we operate. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Over the past year, there has been a significant deterioration in economic conditions in many of the countries and regions in which we do business. These economic conditions have caused some of our current or prospective customers to reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products.
We have a history of losses, and we may not maintain profitability in the future.
     We have been profitable for the last two fiscal years, generating net income of $31.5 million in fiscal 2009 and $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. We experienced a net loss of $8.0 million in fiscal 2007 and a net loss of $237,000 for the first quarter of fiscal 2010. Our current accumulated deficit is $47.9 million. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
     On November 25, 2008, Jitendra S. Saxena, our Chairman and Chief Executive Officer, announced his resignation from the position of Chief Executive Officer effective as of the close of business on January 31, 2009, and our board of directors appointed James Baum, then serving as our President and Chief Operating Officer and a member of our board of directors, as Chief Executive Officer, effective February 1, 2009. We rely on our senior management to manage our existing business operations and to identify and pursue new growth opportunities and there is no guarantee that the transition from Mr. Saxena to Mr. Baum will not result in disruptions to our operations or adversely affect our ability to take advantage of potential growth opportunities.
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

     The market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future growth depends on our successful development and introduction of new products and enhancements to existing products that achieve acceptance in the market. Due to the complexity of our products, which include integrated hardware and software components, any new products and product enhancements would be subject to significant technical risks that could impact our ability to introduce those products and enhancements in a timely manner. In addition, such new products or product enhancements may not achieve market acceptance despite our expending significant resources to develop them. If we are unable, for technological or other reasons, to develop, introduce and enhance our products in a timely manner in response to changing market conditions or evolving customer requirements, or if these new products and product enhancements do not achieve market acceptance due to competitive or other factors, our operating results and financial condition could be adversely affected.
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
     Between January 31, 2005 and April 30, 2009, the number of our employees increased from 140 to 409 and our installed base of customers grew from 15 to 285. In addition, during that time period our number of office locations has increased from 3 to 18. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
     In the three months ended April 30, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 7%, 3% and 3%, respectively, of our revenue from U.S. federal government agencies, which amount may increase substantially in future periods. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.
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
     In the three months ended April 30, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 26%, 26% and 20%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in ten different foreign countries. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
     Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the three months ended April 30, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 24%, 21% and 14%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
     Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 28% of our revenue for the three months ended April 30, 2009, 24% of our revenue in the fiscal year ended January 31, 2009 and 19% of our revenue in the fiscal year ended January 31, 2008). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
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
     Due to our inability to sell these securities at auction since late February 2008, on November 7, 2008, we accepted an offer from UBS AG, an investment broker through which we purchased par value $15.8 million of auction rate securities, that grants us the right to sell to UBS $15.8 million of our total $54.2 million auction rate securities position, at par, at any time during a two-year period beginning June 30, 2010, which we refer to as the put right. Nevertheless, the put right only provides us with the opportunity to liquidate a portion of our auction rate securities position and to the extent we are not able to liquidate the remainder of our auction rate securities, our lack of access to the underlying value of such securities could have a material impact on our income and results in operations.
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
     We acquired NuTech Solutions, Inc. in May 2008 and Tizor Systems, Inc. in February 2009 (see Note 5 to our accompanying financial statements). In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. Any acquisitions we make could subject us to a number of risks, including:
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
     In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs, any of which could have a material adverse effect on our business, operating results and financial condition.
We currently rely on a single contract manufacturer to assemble our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our ability to sell our products.

     We currently rely on a single contract manufacturer, Sanmina-SCI Corporation, which we refer to as Sanmina, to assemble our products, manage our supply chain and participate in negotiations regarding component costs. While we believe that our use of Sanmina provides benefits to our business, our reliance on Sanmina reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks could become more acute if we are successful in our efforts to increase revenue. If we fail to manage our relationship with Sanmina effectively, or if Sanmina experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, we are required to provide forecasts to Sanmina regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results and financial condition.
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
     Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. SEC rules require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the fiscal year ended January 31, 2009, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form registration, action by the SEC, the suspension or delisting of our common stock from the NYSE and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.
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

Item 6. Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, dated as of February 18, 2009, by and among Netezza Corporation, Netezza Holding Corp., Tizor Systems, Inc. and Longworth Venture Partners II-A, L.P. as Indemnification Representative, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2009 and incorporated herein by reference.

10.1	Fiscal 2010 Executive Officer Incentive Bonus Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2009 and incorporated herein by reference.

10.2	Second Amended and Restated Executive Retention Agreement by and between the Registrant and Jitendra S. Saxena, dated as of March 12, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2009 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netezza Corporation (Registrant)
Date: June 5, 2009	By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)