Form 10-Q
period 2009-07-31
NETEZZA CORP
filed 2009-09-04
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33445
NETEZZA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3527320 (I.R.S. Employer Identification No.)

26 Forest Street Marlborough, MA (Address of Principal Executive Offices)	01752 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2009, there were 60,566,746 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	July 31,	January 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$109,697	$111,635
Accounts receivable	31,450	34,457
Inventory	17,477	18,409
Deferred tax assets, net	12,752	12,723
Restricted cash	160	379
Prepaid expenses and other current assets	3,185	3,160

Total current assets	174,721	180,763
Property and equipment, net	9,538	9,586
Deferred tax assets, net	10,222	9,415
Goodwill	2,000	2,000
Intangible assets, net	4,595	2,935
Long-term marketable securities	49,004	49,222
Restricted cash	639	739
Other long-term assets	3,621	4,199

Total assets	$254,340	$258,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,470	$8,424
Accrued expenses	6,193	6,301
Accrued compensation and benefits	5,581	6,352
Current portion of deferred revenue	40,774	46,356

Total current liabilities	59,018	67,433

Long-term deferred revenue	8,485	11,979
Other long-term liabilities	2,825	2,825

Total long-term liabilities	11,310	14,804

Total liabilities	70,328	82,237

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized at July 31, 2009 and January 31, 2009; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at July 31, 2009 and January 31, 2009; 60,374,308 and 59,760,440 shares issued at July 31, 2009 and January 31, 2009, respectively	61	60
Treasury stock, at cost; 139,062 shares at July 31, 2009 and January 31, 2009, respectively	(14)	(14)
Additional paid-in-capital	234,146	228,658
Accumulated other comprehensive loss	(3,053)	(4,461)
Accumulated deficit	(47,128)	(47,621)

Total stockholders’ equity	184,012	176,622

Total liabilities and stockholders’ equity	$254,340	$258,859

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Revenue
Product	$29,969	$35,134	$62,671	$66,460
Services	13,965	11,901	26,630	20,151

Total revenue	43,934	47,035	89,301	86,611
Cost of revenue
Product	11,123	14,005	23,467	26,599
Services	3,420	2,888	6,895	4,992

Total cost of revenue	14,543	16,893	30,362	31,591

Gross margin	29,391	30,142	58,939	55,020
Operating expenses
Sales and marketing	15,729	15,292	30,405	28,622
Research and development	9,297	8,014	20,917	15,262
General and administrative	3,974	3,669	7,950	6,782

Total operating expenses	29,000	26,975	59,272	50,666

Operating income (loss)	391	3,167	(333)	4,354
Interest income	197	1,036	507	2,779
Interest expense	25	—	50	—
Other income (expense), net	247	(86)	378	(219)

Income before income tax expense	$810	$4,117	$502	$6,914
Income tax expense	80	976	9	1,641

Net income	$730	$3,141	$493	$5,273

Net income per share attributable to common stockholders
Basic	$0.01	$0.05	$0.01	$0.09

Diluted	$0.01	$0.05	$0.01	$0.08

Weighted average common shares outstanding — basic	60,232	58,720	60,104	58,350
Weighted average common shares outstanding — diluted	62,847	66,569	62,675	66,936
See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended July 31,
	2009	2008
Cash flows from operating activities
Net income	$493	$5,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,635	2,319
Stock-based compensation expense	4,705	3,616
Benefit from deferred income taxes, net	(138)	—
Gain on bargain purchase from acquisition of business	(365)	—
Gain on trading securities	(288)	—
Loss on auction rate securities written put right	140	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	3,057	3,202
Inventory	242	1,907
Other assets	1,642	(641)
Accounts payable	(2,673)	(1,845)
Accrued compensation and benefits	(833)	(1,234)
Accrued expenses	(1,277)	(78)
Deferred revenue	(9,283)	12,787

Net cash provided by (used in) operating activities	(943)	25,306

Cash flows from investing activities
Purchase of investments	—	(7,377)
Sales, redemptions and maturities of investments	1,725	41,877
Acquisition of business, net of cash acquired	(2,007)	(6,201)
Purchases of property and equipment	(1,821)	(1,629)
Change in other long-term assets	(425)	(422)
Decrease (increase) in restricted cash	354	(639)

Net cash provided by (used in) investing activities	(2,174)	25,609

Cash flows from financing activities
Proceeds from issuance of common stock, net	784	1,892

Net cash provided by financing activities	784	1,892

Net increase (decrease) in cash and cash equivalents	(2,333)	52,807
Effect of exchange rate changes on cash and cash equivalents	395	60
Cash and cash equivalents, beginning of year	111,635	46,184

Cash and cash equivalents, end of year	$109,697	$99,051

Supplemental disclosure of cash flow information
Cash paid for taxes	$288	$1,350
See accompanying Notes to Condensed Consolidated Financial Statements
`

NETEZZA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
     Netezza Corporation (the “Company”) is a leading provider of data warehouse appliances. The Company’s products, the Netezza Performance Server, or NPS, and its recently introduced TwinFin™ appliance, integrate database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The results of these queries and analyses, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. The Company’s data warehouse appliances were designed specifically for analysis of terabytes or petabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems. The Company’s data warehouse appliances perform faster, deeper and more iterative analyses on larger amounts of detailed data, giving customers greater insight into trends and anomalies in their businesses, thereby enabling them to make better strategic decisions.
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
     The condensed consolidated balance sheet at January 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of July 31, 2009 and for the three and six months ended July 31, 2009 and 2008 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the SEC on March 26, 2009.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of July 31, 2009, results of operations for the three and six months ended July 31, 2009 and 2008 and cash flows for the six months ended July 31, 2009 and 2008 have been made. The results of operations for the three and six months ended July 31, 2009 and the cash flows for the six months ended July 31, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2010 or any future periods.
     In June 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
     The Company has evaluated subsequent events through September 4, 2009, the date it filed this Quarterly Report on Form 10-Q with the SEC, and had no material subsequent events to report as of that date.
     The Company’s fiscal year ends on January 31. When the Company refers to a particular fiscal year, the Company is referring to the fiscal year ended January 31 of that year. For example, fiscal 2010 refers to the fiscal year ending January 31, 2010.
Use of Estimates

     The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, the write down of inventory to net realizable value, stock-based compensation, income taxes, goodwill and acquired intangible assets. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from the Company’s estimates.
Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction losses for the three and six months ended July 31, 2009 were $0.2 million and $0.2 million, respectively, and for the three and six months ended July 31, 2008 were $0.1 million and $0.2 million, respectively, and are recorded as “other income (expense), net” in the condensed consolidated statements of operations.
Concentration of Credit Risk and Significant Customers
     The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At July 31, 2009, one customer accounted for 20% of accounts receivable. At January 31, 2009, three customers accounted for 15%, 11% and 10%, respectively, of accounts receivable. No customer accounted for 10% or greater of the Company’s total revenue for the six months ended July 31, 2009, while one customer accounted for 10% or greater of the Company’s total revenue for the six months ended July 31, 2008.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company has selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on the Company’s financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should the Company’s actual forfeiture rates differ significantly from the Company’s estimates, the Company’s stock-based compensation expense and results of operations could be materially impacted. The calculation of compensation cost in accordance with SFAS 123R for options issued prior to the Company’s initial public offering in July 2007 required the Company’s Board of Directors, with input from management, to estimate the fair market value of the Company’s common stock on the date of grant of those options. These estimates of fair market value were determined based upon a number of objective and subjective factors and were, therefore, inherently subjective estimates.

     For stock options and restricted stock the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition vesting feature, of which there are none outstanding as of July 31, 2009, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.
     The Company accounts for stock-based compensation expense for non-employees using the fair value method prescribed by Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and the Black-Scholes option pricing model, and records the fair value of non-employee stock options as an expense over the vesting term of the option.
     The fair value of each option granted during the three and six months ended July 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	56.8%	42.0%	56.7%	45.4%
Risk-free interest rate	2.41%	3.37%	1.95%	2.70%
Expected life (in years)	5.0	5.0	5.0	5.0
Weighted-average fair value at grant date	$3.89	$5.30	$3.03	$4.45
     For the three and six months ended July 31, 2009, the expected volatility assumption used in the Black-Scholes option-pricing model was a blended rate based on the historical trading activity of the Company’s common stock since the initial public offering and an analysis of peer group volatility. For the three and six months ended July 31, 2008, the Company’s expected volatility assumption was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 110. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The average mid-point between the vesting date and the expiration date for each vesting period is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends. As required under SFAS 123R, management made an estimate of expected forfeitures of equity awards and is recognizing compensation costs only for those awards expected to vest.
     The amounts included in the condensed consolidated statements of operations for the three and six months ended July 31, 2009 and 2008 relating to stock-based compensation expense under SFAS 123R are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Cost of product	$11	$43	$22	$86
Cost of services	98	66	195	111
Sales and marketing	816	601	1,566	1,172
Research and development	683	559	1,317	1,000
General and administrative	839	673	1,582	1,233

	$2,447	$1,942	$4,682	$3,602

Net Income Per Share
     The Company computes basic net income per share by dividing its net income for the period by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Diluted net income per share includes the dilutive effect of stock options and warrants to purchase common stock under the treasury stock method.

     The weighted average shares used to compute net income per share were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Weighted average shares used to compute net income per share:
Basic	60,232	58,720	60,104	58,350
Dilutive options to purchase common stock	2,615	7,849	2,571	8,586

Diluted	62,847	66,569	62,675	66,936

     The following stock options to purchase common stock have been excluded from the computation of diluted net income per share for the periods presented because including the stock options would be anti-dilutive.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Options to purchase common stock	8,007	4,788	7,672	5,694
Comprehensive Income
     Comprehensive income consists of net income, adjustments to stockholders’ equity for foreign currency translation adjustments and net unrealized gains or losses from investments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion 23. Accumulated other comprehensive loss consists of foreign exchange gains and losses and net unrealized gains or losses from investments.
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net income	$730	$3,141	$493	$5,273
Other comprehensive income:
Foreign currency adjustment, net of tax of $0	223	(2)	189	31
Net unrealized gain (loss) from investments, net of tax of $0	112	1,965	1,219	(3,104)

Total comprehensive income	$1,065	$5,104	$1,901	$2,200

Recent Accounting Pronouncements
     On February 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) for all non-financial assets and non-financial liabilities, items that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, until the beginning of the first quarter of fiscal 2010. As permitted by FSP 157-2, the Company adopted the remaining provisions of SFAS 157 on February 1, 2009, which did not have a material impact on the Company’s consolidated financial statements.

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
     On February 1, 2009, SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) became effective for the Company. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The Company’s acquisition of Tizor Systems, Inc. in February 2009 (see Note 5) was accounted for in accordance with SFAS 141R. SFAS 141R may have a material impact on the Company’s consolidated financial statements if or when the Company enters into future business combinations.
     On February 1, 2009, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” became effective for the Company. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of July 31, 2009, the Company did not have any minority interests.
     In June 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, (“FSP FAS 157-4”) became effective for the Company. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4, which provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”), became effective for the Company. FSP FAS 115-2 and FSP FAS 124-2 amend the other-than-temporary impairment guidance for debt and equity securities. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (“SFAS 168)”. SFAS 168 will become effective for the Company for interim and annual periods ending after September 15, 2009. SFAS 168 does not change GAAP, but combines all authoritative standards, such as those issued by the FASB, American Institute of Certified Public Accountants (the “AICPA”) and EITF, into a comprehensive, topically organized online database, which is expected to become the single source of authoritative GAAP applicable for all non-governmental entities, except for rules and interpretive releases of the SEC.

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs, other than level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The following table summarizes the composition of the Company’s investments at July 31, 2009 and January 31, 2009 (in thousands):

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
July 31, 2009	Cost	Gains	Losses	Fair Value	Securities	Securities
Available-for-Sale Auction Rate Securities	$36,725	$—	$(2,182)	$34,543	$—	$34,543
Trading Auction Rate Securities	$15,725	$—	$(1,264)	$14,461	$—	$14,461

	$52,450	$—	$(3,446)	$49,004	$—	$49,004

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
January 31, 2009	Cost	Gains	Losses	Fair Value	Securities	Securities
Available-for-Sale Auction Rate Securities	$38,425	$—	$(3,402)	$35,023	$—	$35,023
Trading Auction Rate Securities	$15,750	$—	$(1,551)	$14,199	$—	$14,199

	$54,175	$—	$(4,953)	$49,222	$—	$49,222

     The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at July 31, 2009 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	July 31, 2009	Level 1	Level 2	Level 3

Financial Assets:
Money market funds	$100,793	$100,793	$—	$—
Certificates of deposit	799	799	—	—
Auction rate securities	49,004	—	—	49,004
Put right related to auction rate securities	1,183	—	—	1,183

	$151,779	$101,592	$—	$50,187

Financial Liabilities:
Foreign currency forward contracts	$43	$—	$43	$—

	$43	$—	$43	$—

     The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate
Securities

Balance as of January 31, 2009	$49,222
Unrealized gain included in accumulated other comprehensive loss	1,107
Unrealized gain included in other income (expense), net	361
Sales or redemptions of securities	(1,700)

Balance as of April 30, 2009	$48,990

Unrealized gain included in accumulated other comprehensive loss	112
Unrealized loss included in other income (expense), net	(73)
Sales or redemptions of securities	(25)

Balance as of July 31, 2009	$49,004

     At July 31, 2009, auction rate securities (“ARS”) represented 32% of total financial assets measured at fair value.
     At July 31, 2009, the Company grouped money market funds and certificates of deposit using a level 1 valuation because market prices were readily available. At July 31, 2009, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within level 2 of the fair value hierarchy. At July 31, 2009, the fair value of the Company’s assets grouped using a level 3 valuation consisted of ARS, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates.
     Beginning in late February 2008, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at July 31, 2009 included the following assumptions:

Expected Term	3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	2.98%
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
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provided the Company with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS agreed to provide a no net cost loan equal to 75% of the par value of the Company’s ARS positions with UBS should the Company desire such a loan before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “accumulated other comprehensive loss.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company has elected to apply the fair value option in SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the changes in the fair value of the Put Right during the three and six months ended July 31, 2009 of approximately $155,000 and approximately $(141,000), respectively, as unrealized gain (loss) in the “other income (expense), net” section of its condensed consolidated statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as a long-term asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.
     In accordance with FSP FAS 115-2 and FSP FAS 124-2, the Company considered the following factors in determining whether the impairment related to its available-for-sale securities was other-than-temporary or temporary: (i) the intent of the Company to sell the security; (ii) whether it is more likely than not that the Company will be required to sell the security before recovering its cost; and (iii) whether or not the Company is expected to recover the security’s entire amortized cost basis. The Company specifically noted that it had a cash and cash equivalent balance of approximately $109.7 million in investments other than ARS, and that the Company expected to continue to generate positive cash flow on an annual basis. Additionally, the Company believed that the present value of expected future cash flows consisting of interest payments and the return of principal was sufficient to recover the amortized cost basis of the securities and expected to collect these cash flows. Therefore, the Company did not believe that the decline in value of its available-for-sale securities was other than temporary, or that any portion of the temporary decline was the result of a credit loss. As a result, as of July 31, 2009, the Company recorded an unrealized loss of $2.2 million related to the temporary impairment of the available-for-sale securities, which was included in accumulated other comprehensive loss within stockholders’ equity.
4. Inventory
     Inventory consists of the following (in thousands):

	July 31,	January 31,
	2009	2009
Raw materials	$1,841	$770
Finished goods	15,636	17,639

	$17,477	$18,409

5. Acquisition
     On February 18, 2009, the Company acquired by merger all of the outstanding capital stock of Tizor Systems, Inc. (“Tizor”), a privately held provider of advanced enterprise data auditing and protection solutions for data centers. The results of Tizor’s operations have been included in the consolidated financial statements of the Company since that date.
     The aggregate purchase price was approximately $3.1 million in cash. Acquisition-related costs of approximately $0.2 million were included in general and administrative expenses in the Company’s statement of operations for the six months ended July 31, 2009. The acquisition was accounted for using the acquisition method of accounting in accordance with SFAS 141R. The following table summarizes the allocation of the purchase price (in thousands):

Total purchase consideration:
Cash paid	$3,138

Fair value of purchase consideration	$3,138

Allocation of the purchase consideration:
Cash and cash equivalents	$1,131
Accounts receivable	23
Prepaid expenses and other assets	254
Property and equipment	141
Deferred tax assets, net	736
Identifiable intangible assets	2,160

Total assets acquired	4,445

Total liabilities assumed	942
Gain on bargain purchase	365

Total net assets acquired	$3,138

     The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $0.4 million, which is recorded as “other income (expense), net” in the condensed consolidated statements of operations. The gain on bargain purchase resulted from the value of the identifiable net assets acquired exceeding the value of the purchase consideration. The purchase price allocation did not result in the recognition of goodwill.
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
     The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and Tizor for the three and six months ended July 31, 2009 and 2008, giving effect to the merger as if it occurred on May 1, 2009 and 2008 and February 1, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Pro forma revenue	$43,934	$47,296	$89,356	$87,677
Pro forma operating income (loss)	$391	$1,270	$(1,079)	$996
Pro forma net income (loss)	$730	$1,622	$(254)	$2,358
Pro forma basic net income (loss) per share	$0.01	$0.03	$(0.00)	$0.04
Pro forma diluted net income (loss) per share	$0.01	$0.02	$(0.00)	$0.04
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
6. Goodwill and Acquired Intangible Assets
Goodwill
     The carrying amount of goodwill of the Company was $2.0 million as of July 31, 2009 and as of January 31, 2009. The Company’s goodwill resulted from the acquisition of NuTech Solutions, Inc. in May 2008. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company’s annual goodwill impairment test did not result in an impairment in fiscal 2009.
     There was no change in the carrying amount of goodwill during the six months ended July 31, 2009.
Acquired Intangible Assets
     The carrying amount of acquired identifiable intangible assets was $4.6 million as of July 31, 2009 and $2.9 million as of January 31, 2009. Intangible assets acquired in business combinations of $3.4 million on a cost basis are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Intangible assets acquired in business combinations of $2.2 million on a cost basis are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
     Acquired intangible assets consist of the following as of July 31, 2009 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$3,210	$(390)	$2,820
Order backlog	300	(184)	116
Customer relationships	1,460	(280)	1,180
Trademark and tradename	590	(111)	479

	$5,560	$(965)	$4,595

     Amortization of acquired intangible assets was approximately $0.3 million and $0.2 million for the three months ended July 31, 2009 and 2008, respectively, and $0.5 million and $0.2 million for the six months ended July 31, 2009 and 2008, respectively.
     The following is the expected future amortization expense of the Company’s acquired intangible assets as of July 31, 2009 for the respective fiscal years ending January 31 (in thousands):

2010 (remaining six months)	$538
2011	958
2012	918
2013	920
2014	918
Thereafter	343

Total	$4,595

     The weighted average useful life of acquired intangible assets is 6 years.
7. Accrued Expenses
     Accrued expenses consist of the following (in thousands) as of:

	July 31,	January 31,
	2009	2009
Accrued license payable	$1,022	$973
Sales meetings and events	536	950
Legal/audit/compliance	783	682
Rent/phone/utilities	893	869
Partner fees	603	192
Inventory items	577	985
Other	1,779	1,650

	$6,193	$6,301

8. Stock Incentive Plans
Non-employee Awards
     The Company issues equity instruments to non-employees, including warrants and options to purchase common stock. In accordance with EITF 96-18, the Company measures and records the value of the shares over the period of time services are provided. Stock-based compensation expense for non-employees for the three months ended July 31, 2009 and 2008 was approximately $17,000 and $7,000, respectively. Stock-based compensation expense for non-employees for the six months ended July 31, 2009 and 2008 was approximately $23,000 and $14,000, respectively.
     At July 31, 2009, non-employees held nonstatutory options to purchase 22,500 shares of common stock, of which 11,875 were fully vested and exercisable.
Restricted Common Stock
     During fiscal 2009 and during the six months ended July 31, 2009, the Company awarded its non-employee directors shares of restricted common stock under the Company’s 2007 Stock Incentive Plan. The vesting term of these awards is one year, assuming continued service. The vested shares under these awards cannot be sold until the director’s separation from the Company, or upon an earlier acquisition of the Company. The Company amortizes the fair market value of the awards at the time of the grant to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and may also receive dividends. The fair value of restricted stock awards is determined based on the number of shares granted and the market value of the Company’s common stock on the grant date, adjusted for any forfeiture factor.
     The following table summarizes the Company’s restricted stock activity during the six months ended July 31, 2009:

			Weighted
			Average Grant
	Shares	Par value	Date Fair Value
Non-vested as of January 31, 2009	27,708	$0.001	$12.99
Granted	84,808	$0.001	$7.07
Vested	(27,708)	$0.001	$12.99
Cancelled	—	—	—

Non-vested as of July 31, 2009	84,808	$0.001	$7.07

Stock Options
     The following table summarizes stock option activity for the six months ended July 31, 2009:

				Weighted
	Shares	Number of	Weighted	Average	Aggregate
	Available for	Options	Average	Remaining	Intrinsic
	Grant	Outstanding	Exercise Price	Life in Years	Value
Outstanding at January 31, 2009	116,471	10,474,631	$6.44
Additional shares authorized	6,086,748	—
Options granted	(2,094,950)	2,094,950	$6.07
Restricted shares granted	(84,808)		$0.00
Exercised	—	(529,060)	$1.48
Forfeited, cancelled or expired (1)	187,775	(347,187)	$7.96

Outstanding at July 31, 2009	4,211,236	11,693,334	$6.56	6.28 years	$36.9 million

Exercisable at July 31, 2009	—	4,388,499	$5.02	6.00 years	$20.2 million

Vested and expected to vest at July 31, 2009	—	11,327,795	$6.52	6.28 years	$36.1 million

(1)	Options cancelled under the Company’s 2000 Stock Incentive Plan (“the 2000 Plan”) after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. During the six months ended July 31, 2009, options for 159,412 shares granted under the 2000 Plan were cancelled.
     The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of July 31, 2009, which was $9.04 per share. The aggregate intrinsic value of options exercised for the six months ended July 31, 2009 and 2008 was $3.1 million and $12.8 million, respectively.
     At July 31, 2009, unrecognized compensation expense related to unvested stock options and unvested restricted shares was $27.1 million and $0.4 million, respectively, which is expected to be recognized over a weighted-average period of 3.3 and 0.7 years, respectively.
9. Income Taxes
     The Company recorded income tax expense of approximately $0.1 million and approximately $1.0 million for the three months ended July 31, 2009 and 2008, respectively and income tax expense of approximately $9,000 and $1.6 million for the six months ended July 31, 2009 and 2008, respectively. The Company’s effective income tax rate was 10% and 24% for the three months ended July 31, 2009 and 2008, respectively and 2% and 24% for the six months ended July 31, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three and six months ended July 31, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35%, primarily due to the effects of accounting for share-based compensation in accordance with SFAS 123R, the utilization of federal and state tax credits and the effects of purchase accounting from the Company’s acquisition of Tizor Systems, Inc. The Company’s income tax provision for the three and six months ended July 31, 2009 consisted of federal, state and foreign taxes owed in relation to income generated. The Company’s income tax provision for the three and six months ended July 31, 2008 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries. The federal and state provision for the three and six months ended July 31, 2008 included amounts in relation to the Company’s income generated in the U.S., reduced by the utilization of available net operating loss (“NOL”) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.
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
10. Commitments and Contingencies
Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of July 31, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Warranty
     The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The warranty accrual is based upon the Company’s historical experience and expected future costs. The accrual includes amounts accrued for at the time of shipment, adjustments for changes in estimated costs of warranties on systems shipped in the period and changes in estimated costs of warranties on systems shipped in prior periods. While the Company continues its warranty service on most products, warranty service has generally been superseded by coverage provided under simultaneous maintenance and support service contracts. As maintenance and support service revenues are deferred and recorded ratably over the service period, any costs of product replacement are incurred and recorded in the same period, thereby reducing the need for a specific warranty reserve. The reserve is included as part of accrued expenses (Note 7) in the accompanying balance sheets.
     Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Balance at beginning of period	$264	$1,068	$747	$1,141
Provision	180	506	444	948
Warranty usage *	(264)	(626)	(1,011)	(1,141)

Balance at end of period	$180	$948	$180	$948

*	Warranty usage includes expiration of product warranty.
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
     Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
United States	$36,629	$34,396	$70,321	$60,807
International	7,305	12,639	18,980	25,804

Total	$43,934	$47,035	$89,301	$86,611

     The following table summarizes the Company’s long-lived assets, consisting of the net book value of the Company’s property and equipment, by geographic location (in thousands):

	July 31,	January 31,
	2009	2009
United States	$9,366	$9,369
International	172	217

Total	$9,538	$9,586

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
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
Recent Developments
     In August 2009, we announced our newest data warehouse appliance, the TwinFin™ appliance, which is the first in a family of new blade server-based appliances, and has recently become generally available for customer shipments. We expect that sales of the TwinFin appliance will generate a significant portion of our anticipated revenues in the third quarter of fiscal 2010 and that sales of our new family of blade server-based data warehouse appliances, of which the TwinFin appliance is the first member, will generate most of our anticipated product revenues in subsequent fiscal quarters.
Overview
     We were founded in August 2000 to develop data warehouse appliances that enable real-time business intelligence. Our appliances integrate database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The results of these queries and analyses provide organizations with actionable information to improve their business operations. The amount of data that is being generated and stored by organizations is exploding. As the volume of data continues to grow, enterprises have recognized the value of analyzing such data to significantly improve their operations and competitive position. This increasing amount of data and the importance of data analysis have led to a heightened demand for data warehouses that provide the critical framework for data-driven enterprise decision-making and business intelligence. Many traditional data warehouse systems were initially designed to aggregate and analyze smaller quantities of data, using general-purpose database, server and storage platforms patched together as a data warehouse system. Such patchwork architectures are often used by default to store and analyze data, despite the fact that they are not optimized to handle terabytes of constantly growing and changing data and as a result, are not as effective in handling the in-depth analyses that large businesses are now requiring of their data warehouse systems. The increasing number of users accessing the data warehouse and the sophistication of the queries employed by these users is making the strain of using these legacy systems even more challenging for many organizations.
     Business intelligence solutions are still in their early stages of growth and their continued adoption and growth in the marketplace remain uncertain. Additionally, our appliance approach requires our customers to run their data warehouses in new and innovative ways and often requires our customers to replace their existing equipment and supplier relationships, which they may be unwilling to do, especially in light of the often critical nature of the components and systems involved and the significant capital and other resources they may have previously invested. Furthermore, purchases of our products involve material changes to established purchasing patterns and policies. Even if prospective customers recognize the need for our products, they may not select our appliance solution because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our appliance solutions. Therefore, our future success also depends on our ability to maintain our leadership position in the data warehouse market and to proactively address the needs of the market and our customers to further drive the adoption of business intelligence and to sustain our competitive advantage versus competing approaches to business intelligence and alternate product offerings.
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
     We are currently headquartered in Marlborough, Massachusetts. Our personnel and operations are also located throughout the United States, as well as in the United Kingdom, Germany, Australia, Japan, Korea, Canada, Poland, France, Ireland and Singapore. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.
Revenue
     We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the six months ended July 31, 2009 and 2008, U.S. customers accounted for approximately 79% and 70% of our overall revenue, respectively. For fiscal 2009, 2008 and 2007, U.S. customers accounted for approximately 74%, 80% and 76% our revenue, respectively.
     Product Revenue. The significant majority of our revenue is generated through the sale of our appliances, primarily to companies in the following vertical industries: telecommunications, digital media, retail, financial services, outsourced analytics, government and health and life sciences. Our future revenue growth will depend in significant part upon further sales of our appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch,” high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements, including the market acceptance of our new TwinFin appliance. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.
     Services Revenue. We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services for the six months ended July 31, 2009 and 2008 was 30% and 23%, respectively, and was 24% in fiscal 2009 and 19% in each of fiscal 2008 and 2007.

Cost of Revenue and Gross Profit
     Cost of product revenue consists primarily of amounts paid to our contract manufacturers, in connection with the procurement of hardware components and assembly of those components into our appliance systems. Neither we nor our contract manufacturers enter into long-term supply contracts for our hardware components, which can cause our cost of product revenue to fluctuate. These product costs are recorded when the related product revenue is recognized. Cost of revenue also includes shipping, warehousing and logistics expenses, warranty reserves and inventory write-downs to write down the carrying value of inventory to the lower of cost or market. Shipping, warehousing, logistics costs and inventory write-downs are recognized as incurred. Estimated warranty costs are recorded when the related product revenue is recognized.
     Cost of services revenue consists primarily of salaries and employee benefits for our support staff and worldwide installation and technical account management teams and amounts paid to third parties to provide on-site hardware service.
     Our gross profit has been and will continue to be affected by a variety of factors, including the relative mix of product versus services revenue; our mix of direct versus indirect sales (as sales through our indirect channels may have lower average selling prices and gross profit); and changes in the average selling prices of our products and services, which can be adversely affected by competitive pressures. Additional factors affecting gross profit include the timing of new product introductions, which may reduce demand for our existing product as customers await the arrival of new products and could also result in additional reserves against older product inventory; cost reductions through redesign of existing products; and the cost of our systems hardware. The data warehouse market is highly competitive and we expect this competition to intensify in the future, especially as we move into additional vertical industries. If our market share in such industries increases, we expect pricing pressure to increase, which will reduce product gross margins.
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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 392 employees at July 31, 2009 from 381 employees at January 31, 2009.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of salaries and employee benefits, sales commissions, marketing program expenses and shared overhead and fringe costs, which consist primarily of allocated facilities expenses and allocated corporate employee benefits. We plan to continue to invest in sales and marketing by increasing the number of our sales personnel worldwide, expanding our domestic and international sales and marketing activities, and further building brand awareness. Accordingly, we expect sales and marketing expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of total revenue. Generally, sales personnel are not immediately productive and thus sales and marketing expenses related to new sales hires are not immediately accompanied by higher revenue. Hiring additional sales personnel may reduce short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of hiring sales personnel and the rate at which they become productive will affect our future performance.
Research and Development Expenses
     Research and development expenses consist primarily of salaries and employee benefits, product prototype expenses, shared overhead and fringe costs, which consist primarily of allocated facilities expenses and allocated corporate employee benefits, and depreciation of equipment used in research and development activities. In addition to our U.S. development teams, we use an offshore development team employed by a contract engineering firm in

Pune, India. Research and development expenses are recorded as incurred. We devote substantial resources to the development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining and increasing our competitive position. The timing of these additional investments could materially affect our research and development expenses, both in absolute dollars and as a percentage of total revenue, in any particular period.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and employee benefits, shared overhead and fringe costs, which consist primarily of allocated facilities expenses and allocated corporate employee benefits, fees for professional services such as legal, accounting and compliance, investor relation expenses and insurance premiums, including premiums related to director and officer insurance. We expect general and administrative expenses to continue to increase in total dollars and to increase slightly as a percentage of revenue in fiscal 2010 as we continue to invest in infrastructure to support continued growth.
Other
Interest Income and Interest Expense
     Interest income and interest expense primarily consists of interest income on investments and cash balances and interest expense associated with other long-term liabilities. In addition, interest income includes realized gains and losses on marketable securities.
Other Income (Expense), Net
     Other income (expense), net primarily consists of losses or gains on translation of non-U.S. dollar transactions into U.S. dollars, changes in the fair value of foreign currency forward contracts, changes in the fair value of the auction rate securities put right, unrealized losses or gains on trading securities, gains on bargain purchase resulting from acquisitions and losses or gains on disposal of fixed assets.
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

Results of Operations
     The following table sets forth our consolidated results of operations for the periods shown.

	Three Months Ended July 31,		Six Months Ended July 31,		Percentage Change
					Three Months	Six Months
	2009	2008	2009	2008	Ended July 31,	Ended July 31,
	(in thousands)		(in thousands)
Revenue
Product	$29,969	$35,134	$62,671	$66,460	-15%	-6%
Services	13,965	11,901	26,630	20,151	17%	32%

Total revenue	43,934	47,035	89,301	86,611	-7%	3%

Cost of revenue
Product	11,123	14,005	23,467	26,599	-21%	-12%
Services	3,420	2,888	6,895	4,992	18%	38%

Total cost of revenue	14,543	16,893	30,362	31,591	-14%	-4%

Gross margin	29,391	30,142	58,939	55,020	-2%	7%

Operating expenses
Sales and marketing	15,729	15,292	30,405	28,622	3%	6%
Research and development	9,297	8,014	20,917	15,262	16%	37%
General and administrative	3,974	3,669	7,950	6,782	8%	17%

Total operating expenses	29,000	26,975	59,272	50,666	8%	17%

Operating income (loss)	391	3,167	(333)	4,354	-88%	-108%
Interest income	197	1,036	507	2,779	-81%	-82%
Interest expense	25	—	50	—	—	—
Other income (expense), net	247	(86)	378	(219)	-387%	-273%

Income before income tax expense	810	4,117	502	6,914
Income tax expense	80	976	9	1,641

Net income	$730	$3,141	$493	$5,273

Revenue
     Total revenue was $43.9 million and $47.0 million in the three months ended July 31, 2009 and 2008, respectively, representing a decrease of 7%. Total revenue was $89.3 million and $86.6 million in the six months ended July 31, 2009 and 2008, respectively, representing an increase of 3%.
Product revenue was $30.0 million and $35.1 million for the three months ended July 31, 2009 and 2008, respectively, representing a decrease of 15%. This decrease was primarily the result of decreased sales volume to existing customers and reflected the overall macroeconomic conditions during the quarter. Product revenue related to existing customer sales decreased to 37% of total product revenue from 55% in the three months ended July 31, 2008. The number of new customers added in the three months ended July 31, 2009, was 20, bringing our total installed base of customers to 305. Product revenue related to new customers increased by $2.8 million in the three months ended July 31, 2009, representing 63% of total product revenue from 45% of total product revenue in the three months ended July 31, 2008. Geographically, 88% of our product revenue was from customers in the United States and 12% was from international customers for the three months ended July 31, 2009, as compared to 76% of our product revenue from customers in the United States and 24% from international customers for the three months ended July 31, 2008.
     Product revenue was $62.7 million and $66.5 million for the six months ended July 31, 2009 and 2008, respectively, representing a decrease of 6%. This decrease was primarily the result of decreased sales volume to new customers and reflected the overall macroeconomic conditions during the period. We added 34 new customers during the six months ended July 31, 2009 compared to 49 new customers during the six months ended July 31, 2008. Product revenue related to new customers decreased by $5.8 million in the six months ended July 31, 2009, representing 50% of total product revenue from 56% of total product revenue in the six months ended July 31, 2008. Product revenue related to existing customer sales increased to 50% of total product revenue from 44% in the six months ended July 31, 2008, as existing customers purchased additional systems and/or additional capacity on their existing systems. Geographically, 82% of our product revenue was from customers in the United States and 18%

was from international customers for the six months ended July 31, 2009, as compared to 71% of our product revenue from customers in the United States and 29% from international customers for the six months ended July 31, 2008.
     Services revenue was $14.0 million and $11.9 million for the three months ended July 31, 2009 and 2008, respectively, representing an increase of 17%. Services revenue was $26.6 million and $20.2 million for the six months ended July 31, 2009 and 2008, respectively, representing an increase of 32%. This increase for the fiscal year 2010 periods was the result of maintenance and support services for an expanding installed customer base as a result of new product sales during the period, and accompanying sales of new maintenance and support contracts, combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin
     Total gross margin was 67% and 64% for the three months ended July 31, 2009 and 2008, respectively and 66% and 64% for the six months ended July 31, 2009 and 2008, respectively. These increases in gross margin were primarily the result of increases in product gross margin, but are not necessarily sustainable or indicative of any future trends.
     Product gross margin was 63% and 60% for the three months ended July 31, 2009 and 2008, respectively and 63% and 60% for the six months ended July 31, 2009 and 2008, respectively. These increases for the fiscal year 2010 periods were due primarily to a reduction in the cost of our hardware components and sales of previously fully reserved systems not initially anticipated to be saleable inventory due to the timing of our new product introduction, partially offset by an increase in inventory write-downs.
     Services gross margin was 76% for both the three months ended July 31, 2009 and 2008, and 74% and 75% for the six months ended July 31, 2009 and 2008, respectively. The decrease in the services gross margin for the six months ended July 31, 2009 was primarily due to increases in salaries and employee benefits due to additional headcount.
Sales and Marketing Expenses
     Sales and marketing expenses increased $0.4 million, or 3%, to $15.7 million for the three months ended July 31, 2009 from $15.3 million for the three months ended July 31, 2008. As a percentage of revenue, sales and marketing expenses were 36% and 33% for the three months ended July 31, 2009 and 2008, respectively. The increase in sales and marketing expenses of $0.4 million for the three months ended July 31, 2009 was primarily due to increases of $1.1 million in salaries and employee benefits due to additional headcount, $0.2 million in stock-based compensation expense and $0.2 million in marketing programs primarily related to our new TwinFin appliance. These increases were partially offset by a decrease of $0.8 million in sales commissions and $0.3 million in partner referral fees as a result of the decrease in product revenue during the quarter.
     Sales and marketing expenses increased $1.8 million, or 6%, to $30.4 million for the six months ended July 31, 2009 from $28.6 million for the six months ended July 31, 2008. As a percentage of revenue, sales and marketing expenses were 34% and 33% for the six months ended July 31, 2009 and 2008, respectively. The increase in sales and marketing expenses of $1.8 million for the six months ended July 31, 2009 was primarily due to increases of $2.6 million in salaries and employee benefits due to additional headcount, $0.4 million in stock-based compensation expense, $0.5 million in shared overhead and fringe costs and $0.3 million in marketing programs primarily related to our new TwinFin appliance. These increases were partially offset by a decrease of $1.2 million in sales commissions and $0.8 million in partner referral fees as a result of the decrease in product revenue during the period.
     The number of sales and marketing employees increased to 147 at July 31, 2009, from 135 at July 31, 2008, as we continue to expand our sales force to provide better geographic distribution and market penetration.

Research and Development Expenses
     Research and development expenses increased $1.3 million, or 16%, to $9.3 million for the three months ended July 31, 2009 from $8.0 million for the three months ended July 31, 2008. As a percentage of revenue, research and development expenses were 21% and 17% for the three months ended July 31, 2009 and 2008, respectively.
     The increase in research and development expenses of $1.3 million for the three months ended July 31, 2009 was due primarily to increases of $1.5 million in salaries and employee benefits due to additional headcount hired primarily for development of our TwinFin appliance , $0.2 million in shared overhead and fringe costs and $0.1 million in stock-based compensation expense, partially offset by decreases of $0.3 million in offshore consulting costs and $0.2 million in prototype expense that resulted from the completion of the initial phase of development of our TwinFin appliance.
     Research and development expenses increased $5.6 million, or 37%, to $20.9 million for the six months ended July 31, 2009 from $15.3 million for the six months ended July 31, 2008. As a percentage of revenue, research and development expenses were 23% and 18% for the six months ended July 31, 2009 and 2008, respectively, primarily as a result of investment in new product development.
     The increase in research and development expenses of $5.6 million for the six months ended July 31, 2009 was due primarily to increases of $2.6 million in salaries and employee benefits due to additional headcount, $2.2 million in prototype expense relating to product development for our TwinFin appliance, $0.4 million in shared overhead and fringe costs, $0.3 million in stock-based compensation expense, and $0.3 million in depreciation expense, partially offset by a decrease of $0.2 million in offshore consulting costs.
     The number of research and development employees increased to 156 at July 31, 2009 from 107 at July 31, 2008. These investments help us broaden and improve the development of new technology and product enhancements, including the development of our TwinFin appliance. The offshore development team from our contract engineering firm also increased to 72 people at July 31, 2009 from 65 people at July 31, 2008, in order to take advantage of the cost efficiencies associated with offshore research and development resources.
General and Administrative Expenses
     General and administrative expenses increased $0.3 million, or 8%, to $4.0 million for the three months ended July 31, 2009 from $3.7 million for the three months ended July 31, 2008. As a percentage of revenue, general and administrative expenses were 9% and 8% for the three months ended July 31, 2009 and 2008, respectively. The increase in general and administrative expenses of $0.3 million for the three months ended July 31, 2009 was due primarily to increases of $0.5 million in tax, legal, insurance and consulting costs, $0.2 million in stock-based compensation expense and $0.1 million in office rent and office costs, partially offset by a decrease of $0.5 million in shared overhead and fringe costs.
     General and administrative expenses increased $1.2 million, or 17%, to $8.0 million for the six months ended July 31, 2009 from $6.8 million for the six months ended July 31, 2008. As a percentage of revenue, general and administrative expenses were 9% and 8% for the six months ended July 31, 2009 and 2008, respectively. The increase in general and administrative expenses of $1.2 million for the six months ended July 31, 2009 was due primarily to increases of $0.8 million in salaries and employee benefits, $0.8 million in tax, legal, insurance and consulting costs, $0.4 million in stock-based compensation expense, $0.2 million in costs associated with an acquisition, and $0.1 million in office rent and office costs, partially offset by a decrease of $1.1 million in shared overhead and fringe costs.
     The number of general and administrative employees was 32 at both July 31, 2009 and July 31, 2008, and may change from time to time to ensure that we have appropriate infrastructure to support the growth of our organization and to support the demands of public company compliance.
Interest Income and Interest Expense
     We recorded $0.2 million of interest income, net, for the three months ended July 31, 2009 as compared to $1.0 million for the three months ended July 31, 2008. Interest income, net, for the three months ended July 31, 2009 was comprised of interest income of $0.2 million and interest expense of approximately $25,000. Interest income, net, for the three months ended July 31, 2008 was comprised of interest income of $1.0 million and interest expense of $0. Interest income decreased $0.8 million in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008, primarily due to lower rates of return on our cash, cash equivalents and investments primarily invested in money market funds and auction rate securities.
     We recorded $0.5 million of interest income, net, for the six months ended July 31, 2009 as compared to $2.8 million for the six months ended July 31, 2008. Interest income, net, for the six months ended July 31, 2009 was comprised of interest income of $0.5 million and interest expense of approximately $50,000. Interest income, net, for the six months ended July 31, 2008 was comprised of interest income of $2.8 million and interest expense of $0. Interest income decreased $2.3 million in the six months ended July 31, 2009 as compared to the six months ended July 31, 2008, primarily due to lower rates of return on our cash, cash equivalents and investments primarily invested in money market funds and auction rate securities.
Other Income (Expense), Net
     We incurred other income, net, of approximately $247,000 for the three months ended July 31, 2009 as compared to other expense, net, of approximately $86,000 for the three months ended July 31, 2008. The components of other income, net, for the three months ended July 31, 2009 were a gain on bargain purchase resulting from an acquisition, a gain on the change in fair value of our auction rate security put right, losses on trading securities, transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts. The components of other expense, net in the three months ended July 31, 2008 were transaction losses for activities in our foreign subsidiaries.
     We incurred other income, net, of approximately $378,000 for the six months ended July 31, 2009 as compared to other expense, net, of approximately $219,000 for the six months ended July 31, 2008. The components of other income, net, for the six months ended July 31, 2009 were a gain on bargain purchase resulting from an acquisition, gains on trading securities, transaction gains for activities in our foreign subsidiaries, gains associated with changes in the fair value of foreign currency forward contracts and a loss on the change in fair value of our auction rate security put right. The components of other expense, net in the six months ended July 31, 2008 were transaction losses for activities in our foreign subsidiaries.
Provision for Income Taxes
     We recorded an income tax expense of approximately $80,000 for the three months ended July 31, 2009, as compared to a provision for income taxes of $1.0 million for the three months ended July 31, 2008. We recorded an income tax expense of approximately $9,000 for the six months ended July 31, 2009, as compared to a provision for income taxes of $1.6 million for the six months ended July 31, 2008.
     For the three months ended July 31, 2009, our effective tax rate was 10%, compared to an effective tax rate of 24% for the three months ended July 31, 2008. For the three months ended July 31, 2009, our effective income tax rate varied from the statutory tax rate of 35% mainly due to the effects of accounting for share-based compensation, the utilization of federal tax credits and the effects of purchase accounting from our acquisition of Tizor Systems, Inc. Our effective tax rate for the three months ended July 31, 2009 varied from the same period of 2008, primarily due to the reversal of our full valuation allowance recorded against our deferred tax assets in the fourth quarter of 2009.
     For the six months ended July 31, 2009, our effective tax rate was 2%, compared to an effective tax rate of 24% for the six months ended July 31, 2008. For the six months ended July 31, 2009, our effective income tax rate varied from the statutory tax rate of 35% mainly due to the effects of accounting for share-based compensation, the utilization of federal tax credits and effects of purchase accounting from our acquisition of Tizor Systems, Inc. Our effective tax rate for the six months ended July 31, 2009 varied from the same period of 2008, primarily due to the reversal of our full valuation allowance recorded against our deferred tax assets in the fourth quarter of 2009.
     Our income tax provision for the three and six months ended July 31, 2009 consisted of federal, state and foreign taxes owed on our income generated. Our income tax provision for the three and six months ended July 31, 2008 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries. The federal and state provision for that period included amounts in relation to our income generated in the United States, reduced by the utilization of available net operating loss, or NOL, carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.
     We currently expect our annual effective income tax rate, exclusive of discrete items, to be in the range of 25% to 29% for fiscal 2010.
Liquidity and Capital Resources
     As of July 31, 2009, our principal sources of liquidity were cash and cash equivalents of $109.7 million, and accounts receivable of $31.5 million.
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
     Our principal uses of cash historically have consisted of payroll and other operating expenses, repayments of borrowings, our acquisition of NuTech Solutions, Inc. in May 2008 and Tizor Systems, Inc. in February 2009, purchases of property and equipment primarily to support the development of new products, and purchases of inventory to support our sales and the volume of evaluation units located at customer locations that enable our customers and prospective customers to test our equipment prior to purchasing.
     At July 31, 2009, we held ARS with a par value totaling $52.5 million. These ARS, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at July 31, 2009 assumes a discount rate of 2.98%, expected term of three years and an illiquidity discount of 1.5-1.8%. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security, with a greater percentage of FFELP backing resulting in a lower illiquidity discount. As a result, we have estimated as of July 31, 2009, an aggregate loss of $3.5 million, of which $2.2 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $1.3 million was related to impairment of ARS classified as trading securities and included in other income (expense), net in the condensed consolidated statement of operations.
     If we had used a term of one year or five years and a discount rate of 2.10% and 4.03% respectively, the gross unrealized loss would have been $0.8 million or $7.3 million, respectively. If we had used a term of three years and a discount rate of 2.10% or 4.03%, the gross unrealized loss would have been $2.2 million or $4.9 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.7 million or $4.1 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity for these ARS will have a material impact on our ability to operate our business.

     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended July 31,
	2009	2008
	(in thousands)
Net cash provided by (used) in operating activities	$(943)	$25,306
Net cash provided by (used in) investing activities	(2,174)	25,609
Net cash provided by financing activities	784	1,892
Cash Provided by (Used in) Operating Activities
     Net cash used in operating activities was $0.9 million for the six months ended July 31, 2009 and primarily consisted of a decrease in deferred revenues of $9.3 million, a decrease in accounts payable of $2.7 million, a decrease in accrued expenses of $1.3 million and a decrease in accrued compensation and benefits of $0.8 million. These uses of cash were partially offset by a decrease in accounts receivable of $3.1 million, primarily due to the timing of billing and collections of customer invoices, and a decrease in other assets of $1.6 million. In addition, for the six months ended July 31, 2009, we had stock-based compensation expense of $4.7 million and depreciation and amortization expense of $3.6 million, each of which is a non-cash expense.
     Net cash provided by operating activities was $25.3 million for the six months ended July 31, 2008 and primarily consisted of an increase in deferred revenues of $12.8 million primarily due to increased deferred maintenance revenue which was a result of additional product sales, net income of $5.3 million, a decrease in accounts receivable of $3.2 million primarily due to the receipt of customer payments, and a decrease in inventory of $1.9 million. In addition, in the six months ended July 31, 2008 we had stock-based compensation expense of $3.6 million and depreciation and amortization expense of $2.3 million, each of which is a non-cash expense. These sources of cash were partially offset by a decrease in accounts payable of $1.8 million, a decrease in accrued expenses and accrued compensation and benefits of $1.3 million and an increase in other assets of $0.6 million.
Cash Provided by (Used in) Investing Activities
     Net cash used in investing activities was $2.2 million for the six months ended July 31, 2009, comprised primarily of $2.0 million, net of cash acquired, used to acquire Tizor Systems, Inc., and $1.8 million of capital expenditures related primarily to new product development. These uses of cash were partially offset by $1.7 million of sales and maturities of our investments.
     Net cash provided by investing activities was $25.6 million for the six months ended July 31, 2008, which primarily consisted of $41.9 million of sales and maturities of our investments. These proceeds were partially offset by $7.4 million used to purchase our investments, $6.2 million used to acquire NuTech Solutions, Inc., $1.6 million of capital expenditures, and $1.1 million used to purchase other assets.
Cash Provided by Financing Activities
     Net cash provided by financing activities was $0.8 million and $1.9 million for the six months ended July 31, 2009 and 2008, respectively, each of which consisted of proceeds received from the issuance of common stock upon the exercise of stock options.
Contractual Obligations
     The following is a summary of our contractual obligations as of July 31, 2009:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease obligations	12,435	2,758	4,338	3,558	1,781
Purchase obligations (1)	10,252	10,252	—	—	—
Other long-term obligations including current portion of long-term obligations	2,000	1,000	1,000	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturers for the procurement of assembled appliance systems for the next three months.
          The table above does not reflect unrecognized tax benefits of $3.9 million, the timing of which is uncertain.
          We believe that our cash and cash equivalents of $109.7 million as of July 31, 2009 will be sufficient to fund our projected operating requirements for the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth and the expansion of our sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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
     Recent Accounting Pronouncements
     On February 1, 2009, we adopted FSP 157-2, “Effective Date of FASB Statement No. 157”. FSP 157-2 delayed the effective date of SFAS No. 157, “Fair Value Measurement” for all non-financial assets and non-financial liabilities, items that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, until the beginning of the first quarter of fiscal 2010. As permitted by FSP 157-2, we adopted the remaining provisions of SFAS 157 on February 1, 2009, which did not have a material impact on our consolidated financial statements.
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
     On February 1, 2009, SFAS No. 141 (revised 2007), “Business Combinations” became effective for us. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Our acquisition of Tizor Systems, Inc. in February 2009 was accounted for in accordance with SFAS 141R. SFAS 141R may have a material impact on our consolidated financial statements if or when we enter into future business combinations.

     On February 1, 2009, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” became effective for us. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of July 31, 2009, we did not have any minority interests.
     In June 2009, we adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.
     In June 2009, FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, became effective for us. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurement”. FSP FAS 157-4, which provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. FSP FAS 157-4 did not have a material impact on our consolidated financial statements.
     In June 2009, FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, became effective for us. FSP FAS 115-2 and FSP FAS 124-2 amend the other-than-temporary impairment guidance for debt and equity securities. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material impact on our consolidated financial statements.
     In June 2009, we adopted SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The disclosures required by SFAS 165 are reflected in Note 2 of our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162”. SFAS 168 will become effective for us for interim and annual periods ending after September 15, 2009. SFAS 168 does not change GAAP, but combines all authoritative standards, such as those issued by the FASB, AICPA and EITF, into a comprehensive, topically organized online database, which is expected to become the single source of authoritative GAAP applicable for all non-governmental entities, except for rules and interpretive releases of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
     Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of July 31, 2009, we had $5.5 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars, Japanese yen and euros, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
     At July 31, 2009, we had outstanding foreign currency forward contracts with an aggregate notional value of $8.6 million, denominated in British pounds and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $43,000 at July 31, 2009. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
Interest Rate Risk
     We had an unrestricted cash and cash equivalents balance of $109.7 million at July 31, 2009, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.
     At July 31, 2009, we held ARS with a par value of $52.5 million that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of July 31, 2009 and recorded an unrealized loss of $3.5 million related to the impairment of the ARS. See Note 3 to the accompanying financial statements for a description of how we value these ARS. Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 2.10% and 4.03% respectively, the gross unrealized loss would have been $0.8 million or $7.3 million, respectively. If we had used a term of three years and a discount rate of 2.10% or 4.03%, the gross unrealized loss would have been $2.2 million or $4.9 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.7 million or $4.1 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will have a material impact on our ability to operate our business.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
There are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us. Please also see “Cautionary Statement” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
Risks Related to Our Business and Industry
Adverse changes in economic conditions and reduced information technology spending may negatively impact our business.
     Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers and the geographic regions in which we operate. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Over the past year, there has been a significant deterioration in economic conditions in many of the countries and regions in which we do business. These economic conditions have caused some of our current or prospective customers to reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products. If our customers continue to reduce their information technology spending, or otherwise modify, delay or cancel plans to purchase our products, our operating results will be adversely affected.
We have a history of losses, and we may not maintain profitability in the future.
     We have been profitable for the last two fiscal years, generating net income of $31.5 million in fiscal 2009 and $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. Although we reported net income of $0.7 million for the second quarter of fiscal 2010, we experienced a net loss of $0.2 million for the first quarter of fiscal 2010. As of July 31, 2009, our accumulated deficit was $47.1 million. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
     In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of the recent economic downturn on customer purchases;

•	the impact of new competitors or new competitive offerings;

•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter; for instance, one customer accounted for 16% of our total revenues during fiscal 2009 and our ten largest customers accounted for approximately 39% of our revenues in fiscal 2009;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to enhance our products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our sales force;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which first became effective for us in fiscal 2007 and requires that employee stock-based compensation be measured based on fair value on grant date and treated as an expense that is reflected in our financial statements over the recipient’s service period;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
     Most of our operating expenses do not vary directly with revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter, and therefore this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.
Our limited operating history and the rapid development of the data warehouse market make it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.
     Our company has only been in existence since August 2000. We first began shipping products in February 2003 and much of our growth has occurred in the past five fiscal years. Our limited operating history and the rapid development of the data warehouse market in which we operate makes it difficult to evaluate our current business and our future prospects. As a result, we cannot be certain that we will sustain our growth or maintain profitability. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly-evolving industries. These risks include the need to:
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
We depend on a single product family, our data warehouse appliance family, for nearly all of our revenue, so we are particularly vulnerable to any factors adversely affecting the sale of that product family.
     Nearly all of our revenue is derived from sales and service of our data warehouse appliance product family, and we expect that this product family will account for substantially all of our revenue for the foreseeable future. If the data warehouse market declines or our data warehouse appliance products fail to maintain or achieve greater market acceptance, we will not be able to grow our revenues sufficiently to maintain profitability.
If our new data warehouse appliance, the TwinFin™ appliance, does not achieve widespread market acceptance, our operating results will suffer.
          In August 2009, we announced our new TwinFin appliance, which has recently become generally available for customer shipments. We expect that sales of the TwinFin appliance will generate a significant portion of our anticipated revenues in the third quarter of fiscal 2010 and that sales of our new family of blade server-based data warehouse appliances, of which the TwinFin appliance is the first member, will generate most of our anticipated product revenues in subsequent fiscal quarters. Our future sales and operating results will depend, to a significant extent, on the successful deployment and marketing of the TwinFin appliance. In order to achieve market penetration for the TwinFin appliance, we may be required to incur additional expenses in marketing and sales in advance of the realization of expected sales. There can be no assurance that the TwinFin appliance will achieve widespread acceptance in the market. If we incur delays in the manufacture and shipment of the TwinFin appliance or customer testing and verification takes longer than anticipated, or the TwinFin appliance does not achieve our planned levels of sales or the TwinFin appliance does not achieve performance specifications, our operating results will suffer and our competitive position could be impaired.
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
     There may be departures of our key management personnel from time to time and our continued success will depend on our ability to attract or develop highly qualified managerial personnel and fully integrate them into our business, which may be time-consuming and may result in additional disruptions to our operations. In addition, our success depends in significant part on our ability to develop and enhance our products, which requires talented hardware and software engineers with specialized skills, and on our ability to maintain and grow an effective sales force. We experience intense competition for highly qualified managerial, technical, and sales and marketing personnel and we cannot ensure that we will be able to successfully attract, assimilate, or retain such personnel in the future.
If we are unable to develop and introduce new products and enhancements to existing products, if our new products and enhancements to existing products do not achieve market acceptance, or if we fail to manage product transitions, we may fail to increase, or may lose, market share.
     The market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future growth depends on our successful development and introduction of new products, such as our recently announced TwinFin appliance, and enhancements to existing products that achieve acceptance in the market. Due to the complexity of our products, which include integrated hardware and software components, any new products and product enhancements would be subject to significant technical risks that could impact our ability to introduce those products and enhancements in a timely manner. In addition, such new products or product enhancements may not achieve market acceptance despite our expending significant resources to develop them. If we are unable, for technological or other reasons, to develop, introduce and enhance our products in a timely manner in response to changing market conditions or evolving customer requirements, or if these new products and product enhancements do not achieve market acceptance due to competitive or other factors, our operating results and financial condition could be adversely affected.
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
     Currently, our most significant competition includes companies which typically sell several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services. These competitors are often leaders in many of these segments including EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, Oracle Corporation, Sun Microsystems, Inc., Sybase, Inc. and Teradata Corporation. In addition, a large number of fast growing companies have recently entered the market, many of them selling integrated appliance offerings similar to our products. Additionally, as the benefits of an appliance solution have become evident in the marketplace, many of our competitors have also begun to bundle their products into appliance-like offerings that more directly compete with our products. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally developed systems. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.
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
     Due to the innovative nature of our products and the new approaches to business intelligence that our products enable, purchases of our products often involve the adoption of new methods of database access and utilization on the part of our customers. This may entail the acknowledgement of the benefits conferred by business intelligence and the customer-wide adoption of business intelligence analysis that makes the benefits of our system particularly relevant. Business intelligence solutions are still in their early stages of growth and their continued adoption and growth in the marketplace remain uncertain. Additionally, our appliance approach requires our customers to run their data warehouses in new and innovative ways and often requires our customers to replace their existing equipment and supplier relationships, which they may be unwilling to do, especially in light of the often critical nature of the components and systems involved and the significant capital and other resources they may have previously invested. Furthermore, purchases of our products involve material changes to established purchasing patterns and policies. Even if prospective customers recognize the need for our products, they may not select our data warehouse appliance solutions because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our data warehouse appliance solutions. Therefore, our future success also depends on our ability to maintain our leadership position in the data warehouse market and to proactively address the needs of the market and our customers to further drive the adoption of business intelligence and to sustain our competitive advantage versus competing approaches to business intelligence and alternate product offerings.
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
     The timing of our revenue is difficult to predict as we experience extended sales cycles, due in part to our need to educate our customers about our products and participate in extended product evaluations and the high purchase price of our products. In addition, product purchases are often subject to a variety of customer considerations that may extend the length of our sales cycle, including customers’ acceptance of our approach to data warehouse management and their willingness to replace their existing solutions and supplier relationships, timing of their budget cycles and approval processes, budget constraints, extended negotiations, and administrative, processing and other delays, including those due to general economic factors. As a result, our sales cycle extends to more than nine months in some cases and it is difficult to predict when or if a sale to a potential customer will occur. Furthermore, the introduction of new products, such as the recent introduction of our TwinFin appliance, may further extend the length of our sales cycle because of additional customer testing, verification and acceptance criteria for the new product. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. In addition, the provision of evaluation units to customers may require significant investment in inventory in advance of sales of these units, which sales may not ultimately transpire. If we are unsuccessful in closing sales after expending significant resources, or if we experience delays for any of the reasons discussed above, our future revenues and operating expenses may be materially adversely affected.

Our company has grown rapidly and we may be unable to manage our growth effectively.
     Between January 31, 2005 and July 31, 2009, the number of our employees increased from 140 to 392 and our installed base of customers grew from 15 to 305. In addition, during that time period our number of office locations has increased from 3 to 18. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
     In the six months ended July 31, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 14%, 3% and 3%, respectively, of our revenue from sales made by resellers and various integrators to U.S. federal government agencies, and which amount may increase substantially in future periods. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.
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
     In the six months ended July 31, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 21%, 26% and 20%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in ten different foreign countries. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
•	difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	general economic conditions in the countries in which we operate, including seasonal reductions in business activity in the summer months in Europe, during Lunar New Year in parts of Asia and in other periods in various individual countries;

•	longer payment cycles for sales in foreign countries and difficulties in enforcing contracts and collecting accounts receivable;

•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;

•	increased length of time for shipping and acceptance of our products;

•	difficulties in repatriating overseas earnings;

•	increased exposure to foreign currency exchange rate risk;

•	tariffs and trade barriers, import/export controls, and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	reduced protection for intellectual property rights in some countries;

•	costs and delays associated with developing products in multiple languages; and

•	political unrest, war, incidents of terrorism, or responses to such events.
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
     Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the six months ended July 31, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 18%, 21% and 14%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
     Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 30% of our revenue for the six months ended July 31, 2009, 24% of our revenue in the fiscal year ended January 31, 2009 and 19% of our revenue in the fiscal year ended January 31, 2008). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
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
     Due to our inability to sell these securities at auction since late February 2008, on November 7, 2008, we accepted an offer from UBS AG, an investment broker through which we purchased par value $15.8 million of auction rate securities, that grants us the right to sell to UBS $15.8 million of our total $52.5 million auction rate securities position, at par, at any time during a two-year period beginning June 30, 2010, which we refer to as the put right. Nevertheless, the put right only provides us with the opportunity to liquidate a portion of our auction rate securities position and to the extent we are not able to liquidate the remainder of our auction rate securities, our lack of access to the underlying value of such securities could have a material impact on our income and results in operations.
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
Our products are subject to U.S. export control laws and regulations and their distribution outside the United States may be subject to export licensing or the conditions of a regulatory exception to an export licensing requirement. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to deploy our products in those countries. The introduction of new products, such as our new TwinFin appliance, changes in our products or changes in export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to certain countries altogether. Any change in export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. It may be costly to implement systems and procedures to comply with these restrictions, and we may incur penalties, including limits on foreign distribution, for any transactions that we conduct in violation of these regulations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.
We rely on contract manufacturers to assemble our products, and our failure to manage our relationship with our contract manufacturers successfully could negatively impact our ability to sell our products.
     We currently rely on a single contract manufacturer to assemble our NPS products, manage our NPS product supply chain and participate in negotiations regarding NPS component costs and we rely on a different contract manufacturer to assemble our new TwinFin appliance, manage our TwinFin appliance supply chain and participate in negotiations regarding TwinFin appliance costs. While we believe that our use of these contract manufacturers provides benefits to our business, our reliance on them reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks could become more acute if we are successful in our efforts to increase revenue. If we fail to manage our relationships with these contract manufacturers effectively, or if the contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, we are required to provide forecasts to the contract manufacturers regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results and financial condition.
     Additionally, the contract manufacturer for our NPS products can terminate our agreement for any reason upon 90 days’ notice or for cause upon 30 days’ notice, and the contract manufacturer for our TwinFin appliance can terminate our agreement for any reason upon 60 days’ notice. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on acceptable terms or at all.
We depend on a continued supply of components for our products from third-party suppliers, and if shortages of these components arise, we may not be able to secure enough components to build new products to meet customer demand or we may be forced to pay higher prices for these components.
     We rely on a limited number of suppliers for several key components utilized in the assembly of our products, including disk drives and microprocessors. Although in many cases we use standard components for our products, some of these components may only be purchased or may only be available from a single supplier. In addition, we maintain relatively low inventory and acquire components only as needed, and neither we nor our contract manufacturers enter into long-term supply contracts for these components and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided in a particular purchase order. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If shortages or delays arise, we may be unable to ship our products to our customers on time, or at all, and increased costs for these components that we could not pass on to our customers would negatively impact our operating margins. For example, new generations of disk drives are often in short supply, which may limit our ability to procure these disk drives. In addition, disk drives represent a significant portion of our cost of revenue, and the price of various kinds of disk drives is subject to substantial volatility in the market. Many of the other components required to build our systems are also occasionally in short supply. Therefore, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products, resulting in an inability to meet customer demand or our own operating goals, which could adversely affect our customer relationships, business, operating results and financial condition.
We currently rely on a contract engineering firm for quality assurance and product integration engineering.
     In addition to our internal research and development staff, we have contracted with Persistent Systems Pvt. Ltd. located in Pune, India, to employ a dedicated team of over 72 engineers focused on certain aspects of our product development. Persistent Systems can terminate our agreement for any reason upon 15 days’ notice. If we were required to change our contract engineering firm, including due to a termination of the agreement with Persistent Systems, we may experience delays, incur increased costs or otherwise damage our customer relationships. We cannot assure you that we will be able to establish an alternative contract engineering firm relationship on acceptable terms or at all.
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
     Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. SEC rules require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the fiscal year ended January 31, 2009, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act and SEC rules. Our compliance with these rules will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with these rules could subject us to a variety of administrative sanctions, including ineligibility for short form registration, action by the SEC, the suspension or delisting of our common stock from the NYSE and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.
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

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2009 Annual Meeting of Stockholders on June 5, 2009. At the 2009 Annual Meeting, our stockholders elected two directors, approved an amendment to our 2007 Stock Incentive Plan to increase the number of shares issuable under the plan by 4,000,000 and ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010.
     Of the 59,835,355 shares of our common stock issued and outstanding on April 13, 2009, the record date of the 2009 Annual Meeting, 54,018,212 shares (90.3%) were present or represented by proxy at the meeting. The matters acted upon at the 2009 Annual Meeting, and the voting tabulation for each matter, are as follows:
(1)	Election of two class II directors, each to serve for a term ending at our 2012 Annual Meeting of Stockholders or until his respective successor has been duly elected and qualified:

Nominees for Election as a Class II Director	Votes For	Votes Withheld
Francis A. Dramis, Jr.	50,409,763	3,608,449
Jitendra S. Saxena	50,496,532	3,521,680
(2)	Amendment of our 2007 Stock Incentive Plan to increase the number of shares available for issuance under the plan by 4,000,000 to 10,102,427 shares in the aggregate:

Shares For	28,206,588
Shares Against	18,340,087
Abstentions	11,250
Broker Non-Votes	7,460,287
(3)	Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010:

Shares For	53,699,479
Shares Against	277,200
Abstentions	41,533
Broker Non-Votes	0

Item 6. Exhibits

Exhibit No.	Description

10.1	2007 Stock Incentive Plan, as amended, as filed with the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on April 23, 2009 and incorporated herein by reference.

10.2	Form of Director Restricted Stock Agreement under 2007 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netezza Corporation (Registrant)
Date: September 4, 2009	By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)