Form 10-Q
period 2009-10-31
NETEZZA CORP
filed 2009-12-09
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-33445
NETEZZA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3527320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 Forest Street Marlborough, MA	01752
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
As of November 30, 2009, there were 60,846,427 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 31,	January 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$70,408	$111,635
Short-term marketable securities	41,349	—
Accounts receivable	39,090	34,457
Inventory	23,142	18,409
Deferred tax assets, net	12,962	12,723
Restricted cash	60	379
Prepaid expenses and other current assets	5,598	3,160

Total current assets	192,609	180,763
Property and equipment, net	8,433	9,586
Deferred tax assets, net	10,222	9,415
Goodwill	2,000	2,000
Intangible assets, net	4,325	2,935
Long-term marketable securities	40,130	49,222
Restricted cash	639	739
Other long-term assets	2,210	4,199

Total assets	$260,568	$258,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,395	$8,424
Accrued expenses	7,107	6,301
Accrued compensation and benefits	6,190	6,352
Current portion of deferred revenue	35,350	46,356

Total current liabilities	60,042	67,433

Long-term deferrred revenue	9,668	11,979
Other long-term liabilities	1,953	2,825

Total long-term liabilities	11,621	14,804

Total liabilities	71,663	82,237

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized at October 31, 2009 and January 31, 2009; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at October 31, 2009 and January 31, 2009; 60,792,702 and 59,760,440 shares issued at October 31, 2009 and January 31, 2009, respectively	61	60
Treasury stock, at cost; 139,062 shares at October 31, 2009 and January 31, 2009, respectively	(14)	(14)
Additional paid-in-capital	237,646	228,658
Accumulated other comprehensive loss	(2,508)	(4,461)
Accumulated deficit	(46,280)	(47,621)

Total stockholders’ equity	188,905	176,622

Total liabilities and stockholders’ equity	$260,568	$258,859

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Revenue
Product	$33,342	$38,941	$96,013	$105,401
Services	14,393	11,638	41,023	31,789

Total revenue	47,735	50,579	137,036	137,190
Cost of revenue
Product	12,302	15,783	35,769	42,382
Services	3,572	3,549	10,467	8,541

Total cost of revenue	15,874	19,332	46,236	50,923

Gross margin	31,861	31,247	90,800	86,267
Operating expenses
Sales and marketing	16,777	14,883	47,182	43,505
Research and development	10,068	8,406	30,985	23,668
General and administrative	3,872	3,985	11,822	10,767

Total operating expenses	30,717	27,274	89,989	77,940

Operating income	1,144	3,973	811	8,327
Interest income	164	845	671	3,625
Interest expense	24	16	74	16
Other income (expense), net	(8)	(36)	370	(256)

Income before income tax expense	$1,276	$4,766	$1,778	$11,680
Income tax expense	426	1,302	435	2,943

Net income	$850	$3,464	$1,343	$8,737

Net income per share attributable to common stockholders
Basic	$0.01	$0.06	$0.02	$0.15

Diluted	$0.01	$0.05	$0.02	$0.14

Weighted average common shares outstanding — basic	60,637	59,419	60,286	58,718
Weighted average common shares outstanding — diluted	63,663	63,151	62,913	62,868
See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended October 31,
	2009	2008

Cash flows from operating activities
Net income	$1,343	$8,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,590	3,635
Stock-based compensation expense	7,237	5,677
Benefit from deferred income taxes, net	(371)	—
Gain on bargain purchase from acquisition of business	(365)	—
Gain on trading securities	(451)	—
Loss on auction rate securities written put right	236	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(4,568)	(10,823)
Inventory	(5,423)	5,918
Other assets	(1,069)	(578)
Accounts payable	2,422	2,575
Accrued compensation and benefits	(252)	108
Accrued expenses	546	1,499
Deferred revenue	(13,552)	14,313

Net cash provided by (used in) operating activities	(8,677)	31,061

Cash flows from investing activities
Purchase of investments	(32,202)	(7,377)
Sales, redemptions and maturities of investments	2,100	43,854
Acquisition of business, net of cash acquired	(2,007)	(6,201)
Purchases of property and equipment	(2,158)	(2,647)
Change in other long-term assets	(1,000)	(1,587)
Decrease (increase) in restricted cash	455	(739)

Net cash provided by (used in) investing activities	(34,812)	25,303

Cash flows from financing activities
Proceeds from issuance of common stock, net	1,750	2,579

Net cash provided by financing activities	1,750	2,579

Net increase (decrease) in cash and cash equivalents	(41,739)	58,943
Effect of exchange rate changes on cash and cash equivalents	512	(171)
Cash and cash equivalents, beginning of year	111,635	46,184

Cash and cash equivalents, end of year	$70,408	$104,956

Supplemental disclosure of cash flow information
Cash paid for taxes	$691	$1,570
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
     The condensed consolidated balance sheet at January 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of October 31, 2009 and for the three and nine months ended October 31, 2009 and 2008 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Due to a reclassification of an auction rate securities written put right, the Company adjusted the balance presented for prepaid expenses and other current assets and other long-term assets at October 31, 2009 in this Quarterly Report on Form 10-Q from the balance sheet presented in the Company’s press release dated November 24, 2009. The reclassification was based on the Company’s expected timing of redemption of the put right (Note 3). The prepaid expenses and other current assets balance increased from $4,508 to $5,598. Other long-term assets decreased from $3,300 to $2,210. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the SEC on March 26, 2009.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s financial position as of October 31, 2009, results of operations for the three and nine months ended October 31, 2009 and 2008 and cash flows for the nine months ended October 31, 2009 and 2008 have been made. The results of operations for the three and nine months ended October 31, 2009 and the cash flows for the nine months ended October 31, 2009 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2010 or any future periods.
     The Company has evaluated subsequent events through December 9, 2009, the date it filed this Quarterly Report on Form 10-Q with the SEC, and had no material subsequent events to report as of that date.
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
Foreign Currency Translation
     The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction losses for the three and nine months ended October 31, 2009 were $0.1 million and $0.2 million, respectively, and for the three and nine months ended October 31, 2008 were $0.1 million and $0.3 million, respectively, and are recorded as “other income (expense), net” in the condensed consolidated statements of operations.
Concentration of Credit Risk and Significant Customers
     The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At October 31, 2009, two customers accounted for 17% and 16%, respectively, of accounts receivable. At January 31, 2009, three customers accounted for 15%, 11% and 10%, respectively, of accounts receivable. No customer accounted for 10% or greater of the Company’s total revenue for the nine months ended October 31, 2009, while one customer accounted for 10% or greater of the Company’s total revenue for the nine months ended October 31, 2008.
Stock-Based Compensation
     Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company has selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on the Company’s financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should the Company’s actual forfeiture rates differ significantly from the Company’s estimates, the Company’s stock-based compensation expense and results of operations could be materially impacted. The calculation of compensation cost for options issued prior to the Company’s initial public offering in July 2007 required the Company’s Board of Directors, with input from management, to estimate the fair market value of the Company’s common stock on the date of grant of those options. These estimates of fair market value were determined based upon a number of objective and subjective factors and were, therefore, inherently subjective estimates.

     For stock options and restricted stock the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition vesting feature, of which there are none outstanding as of October 31, 2009, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.
     The Company accounts for stock-based compensation expense for non-employees using the fair value method which requires the award to be re-measured at each reporting date until the award is vested. The Company estimates the fair value using the Black-Scholes option pricing model, and records the fair value of non-employee stock options as an expense using the graded-vesting basis over the term of the option.
     The fair value of each option granted during the three and nine months ended October 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	56.3%	52.2%	56.6%	45.8%
Risk-free interest rate	2.37%	3.06%	2.06%	2.69%
Expected life (in years)	5.0	5.0	5.0	5.0
Weighted-average fair value at grant date	$4.89	$6.09	$3.51	$4.55
     For the three and nine months ended October 31, 2009 and the three months ended October 31, 2008, the expected volatility assumption used in the Black-Scholes option-pricing model was a blended rate based on the historical trading activity of the Company’s common stock since the initial public offering and an analysis of peer group volatility. Prior to the third quarter of fiscal year 2009, the Company’s expected volatility assumption was based on peer group volatility. The expected life assumption is based on the simplified method, in accordance with the SEC’s Staff Accounting Bulletin No. 110, which is based on the vesting period and contractual term for each vesting tranche of awards. The average mid-point between the vesting date and the expiration date for each vesting period is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends. Management has made an estimate of expected forfeitures of equity awards and is recognizing compensation costs only for those awards expected to vest.
     The amounts included in the condensed consolidated statements of operations for the three and nine months ended October 31, 2009 and 2008 relating to stock-based compensation expense are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Cost of product	$12	$44	$34	$130
Cost of services	99	54	294	165
Sales and marketing	841	668	2,407	1,840
Research and development	717	529	2,034	1,529
General and administrative	850	764	2,432	1,997

	$2,519	$2,059	$7,201	$5,661

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

     The weighted average shares used to compute net income per share were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Weighted average shares used to compute net income per share:
Basic	60,637	59,419	60,286	58,718
Dilutive options to purchase common stock	3,026	3,732	2,627	4,150

Diluted	63,663	63,151	62,913	62,868

     The following stock options to purchase common stock have been excluded from the computation of diluted net income per share for the periods presented because including the stock options would be anti-dilutive.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Options to purchase common stock	4,580	4,127	7,868	4,993
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income, adjustments to stockholders’ equity for foreign currency translation adjustments and net unrealized gains or losses from investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive loss consists of foreign exchange gains and losses and net unrealized gains or losses from investments.
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net income	$850	$3,464	$1,343	$8,737
Other comprehensive income (loss):
Foreign currency adjustment, net of tax of $0	62	(379)	251	(349)
Net unrealized gain (loss) from investments, net of tax of $0	483	(3,421)	1,702	(6,525)

Total comprehensive income (loss)	$1,395	$(336)	$3,296	$1,863

Recent Accounting Pronouncements
     In February 2009, the Company adopted the authoritative guidance for the fair value measurement of all non-financial assets and non-financial liabilities, which are recognized or disclosed at fair value in the financial statements on a non-recurring basis. This adoption did not have a material impact on the Company’s consolidated financial statements.
     In February 2009, the Company adopted an amendment to the accounting and disclosure requirements for unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid). Under this amendment, these awards are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data). The adoption did not have a material impact on the Company’s consolidated financial statements.
     In February 2009, an amendment to the accounting and disclosure requirements for business combinations became effective for the Company. This amendment significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The Company’s acquisition of Tizor Systems, Inc. in February 2009 (see Note 5) was accounted for under this amendment. This amendment may have a material impact on the Company’s consolidated financial statements if or when the Company enters into future business combinations.
     In February 2009, a statement that changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity, became effective for the Company. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of October 31, 2009, the Company did not have any minority interests.
     In June 2009, the Company adopted pronouncements that require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, a pronouncement that provides guidelines for making fair value measurements became effective for the Company. The pronouncement provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, amendments to the accounting and disclosure requirements for other-than-temporary impairment for debt and equity securities became effective for the Company. These amendments did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company’s financial position, results of operations or liquidity.
     In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of this standard.
     In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of this standard.
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
3. Fair Value Measurements
     On February 1, 2008, the Company adopted a newly issued accounting standard for its financial assets and liabilities measured at fair value on a recurring basis. On February 1, 2009, the Company adopted the remaining provisions of the standard for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial and non-financial assets and liabilities and any other assets and liabilities carried at fair value.
     The accounting standard for fair value measurements provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     The following table summarizes the composition of the Company’s investments at October 31, 2009 and January 31, 2009 (in thousands):

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
October 31, 2009	Cost	Gains	Losses	Fair Value	Securities	Securities
Available-for-sale U.S. treasury and government agency securities	$32,204	$—	$—	$32,204	$26,800	$5,404
Available-for-sale auction rate securities	$36,425	$—	$(1,699)	$34,726	$—	$34,726
Trading auction rate securities	$15,650	$—	$(1,101)	$14,549	$14,549	$—

	$84,279	$—	$(2,800)	$81,479	$41,349	$40,130

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
January 31, 2009	Cost	Gains	Losses	Fair Value	Securities	Securities
Available-for-sale auction rate securities	$38,425	$—	$(3,402)	$35,023	$—	$35,023
Trading auction rate securities	$15,750	$—	$(1,551)	$14,199	$—	$14,199

	$54,175	$—	$(4,953)	$49,222	$—	$49,222

     The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at October 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value at
	October 31, 2009	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$46,200	$46,200	$—	$—
U.S. treasury and government agency securities	48,203	48,203	—	—
Certificates of deposit	699	699	—	—
Auction rate securities	49,275	—	—	49,275
Put right related to auction rate securities	1,090	—	—	1,090

	$145,467	$95,102	$—	$50,365

Financial Liabilities:
Foreign currency forward contracts	$113	$—	$113	$—

	$113	$—	$113	$—

     The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate
Securities
Balance as of January 31, 2009	$49,222
Unrealized gain included in accumulated other comprehensive loss	1,107
Unrealized gain included in other income (expense), net	361
Sales or redemptions of securities	(1,700)

Balance as of April 30, 2009	$48,990

Unrealized gain included in accumulated other comprehensive loss	112
Unrealized loss included in other income (expense), net	(73)
Sales or redemptions of securities	(25)

Balance as of July 31, 2009	$49,004

Unrealized gain included in accumulated other comprehensive loss	483
Unrealized gain included in other income (expense), net	163
Sales or redemptions of securities	(375)

Balance as of October 31, 2009	$49,275

     At October 31, 2009, auction rate securities (“ARS”) represented 34% of total financial assets measured at fair value.
     At October 31, 2009, the Company grouped money market funds and certificates of deposit using a level 1 valuation because market prices were readily available. At October 31, 2009, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within level 2 of the fair value hierarchy. At October 31, 2009, the fair value of the Company’s assets grouped using a level 3 valuation consisted of ARS, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates.
     Beginning in late February 2008, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at October 31, 2009 included the following assumptions:

Expected Term	3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	2.33%
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
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provided the Company with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS agreed to provide a no net cost loan equal to 75% of the par value of the Company’s ARS positions with UBS should the Company desire such a loan before June 30, 2010. The Company has classified its ARS positions with UBS, totaling $15.7 million at October 31, 2009, as short-term marketable securities in the Company’s consolidated balance sheet. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “accumulated other comprehensive loss.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company has elected to apply the fair value option for accounting for financial assets and liabilities to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the changes in the fair value of the Put Right during the three and nine months ended October 31, 2009 of approximately $(93,000) and approximately $(234,000), respectively, as unrealized gain (loss) in the “other income (expense), net” section of its condensed consolidated statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as an other current asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.
     The Company considered the following factors in determining whether the impairment related to its available-for-sale securities was other-than-temporary or temporary: (i) the intent of the Company to sell the security; (ii) whether it is more likely than not that the Company will be required to sell the security before recovering its cost; and (iii) whether or not the Company is expected to recover the security’s entire amortized cost basis. The Company specifically noted that it had a cash, cash equivalents and marketable securities balance of approximately $102.6 million in investments other than ARS, and that the Company expected to continue to generate positive cash flow on an annual basis. Additionally, the Company believed that the present value of expected future cash flows consisting of interest payments and the return of principal was sufficient to recover the amortized cost basis of the securities and expected to collect these cash flows. Therefore, the Company does not believe that the decline in value of its available-for-sale securities was other than temporary, or that any portion of the temporary decline was the result of a credit loss. As a result, as of October 31, 2009, the Company recorded an unrealized loss of $1.7 million related to the temporary impairment of the available-for-sale securities, which was included in accumulated other comprehensive loss within stockholders’ equity.

4. Inventory
     Inventory consists of the following (in thousands):

	October 31,	January 31,
	2009	2009
Raw materials	$1,989	$770
Finished goods	21,153	17,639

	$23,142	$18,409

5. Acquisition
     On February 18, 2009, the Company acquired by merger all of the outstanding capital stock of Tizor Systems, Inc. (“Tizor”), a privately held provider of advanced enterprise data auditing and protection solutions for data centers. The results of Tizor’s operations have been included in the consolidated financial statements of the Company since that date.
     The aggregate purchase price was approximately $3.1 million in cash. Acquisition-related costs of approximately $0.2 million were included in general and administrative expenses in the Company’s statement of operations for the nine months ended October 31, 2009. The acquisition was accounted for using the acquisition method of accounting. The following table summarizes the allocation of the purchase price (in thousands):

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

     The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $0.4 million in the three months ended July 31, 2009, which is recorded as “other income (expense), net” in the condensed consolidated statements of operations. The gain on bargain purchase resulted from the value of the identifiable net assets acquired exceeding the value of the purchase consideration. The purchase price allocation did not result in the recognition of goodwill.

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
     The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and Tizor for the three and nine months ended October 31, 2009 and 2008, giving effect to the merger as if it occurred on August 1, 2009 and 2008 and February 1, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Pro forma revenue	$47,735	$50,837	$137,091	$138,514
Pro forma operating income	$1,144	$2,135	$65	$3,131
Pro forma net income	$850	$1,987	$596	$4,362
Pro forma basic net income per share	$0.01	$0.03	$0.01	$0.07
Pro forma diluted net income per share	$0.01	$0.03	$0.01	$0.07
     The pro forma net income and net income per share for each period presented primarily includes adjustments for amortization of intangibles and interest income. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed dates, or which may be realized in the future.
6. Goodwill and Acquired Intangible Assets
Goodwill
     The carrying amount of goodwill of the Company was $2.0 million as of October 31, 2009 and as of January 31, 2009. The Company’s goodwill resulted from the acquisition of NuTech Solutions, Inc. in May 2008. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company’s annual goodwill impairment test did not result in an impairment in fiscal 2009.
     There was no change in the carrying amount of goodwill during the nine months ended October 31, 2009.
Acquired Intangible Assets
     The carrying amount of acquired identifiable intangible assets was $4.3 million as of October 31, 2009 and $2.9 million as of January 31, 2009. Intangible assets acquired in business combinations of $3.4 million on a cost basis are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Intangible assets acquired in business combinations of $2.2 million on a cost basis are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

     Acquired intangible assets consist of the following as of October 31, 2009 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$3,210	$(534)	$2,676
Order backlog	300	(223)	77
Customer relationships	1,460	(343)	1,117
Trademark and tradename	590	(135)	455

	$5,560	$(1,235)	$4,325

     Amortization of acquired intangible assets was approximately $0.3 million and $0.2 million for the three months ended October 31, 2009 and 2008, respectively, and $0.8 million and $0.3 million for the nine months ended October 31, 2009 and 2008, respectively.
     The following is the expected future amortization expense of the Company’s acquired intangible assets as of October 31, 2009 for the respective fiscal years ending January 31 (in thousands):

2010 (remaining three months)	$269
2011	958
2012	918
2013	920
2014	918
Thereafter	342

Total	$4,325

     The weighted average useful life of acquired intangible assets is 6 years.
7. Accrued Expenses
     Accrued expenses consist of the following (in thousands) as of:

	October 31,	January 31,
	2009	2009
Accrued license payable	$919	$973
Sales meetings and events	705	950
Legal/audit/compliance	1,059	682
Rent/phone/utilities	983	869
Partner fees	505	192
Inventory items	229	985
Other	2,707	1,650

	$7,107	$6,301

8. Stock Incentive Plans
Non-employee Awards
     The Company issues equity instruments to non-employees, including warrants and options to purchase common stock. The Company is required to re-measure the awards at each reporting period until the vesting date. The Company records the value of the shares using the graded-vesting basis over the period of time services are provided. Stock-based compensation expense for non-employees for the three months ended October 31, 2009 and 2008 was approximately $13,000 and $2,000, respectively. Stock-based compensation expense for non-employees for the nine months ended October 31, 2009 and 2008 was approximately $36,000 and $16,000, respectively.
     At October 31, 2009, non-employees held nonstatutory options to purchase 22,500 shares of common stock, of which 13,750 were fully vested and exercisable.
Restricted Common Stock
     During fiscal 2009 and during the nine months ended October 31, 2009, the Company awarded its non-employee directors shares of restricted common stock under the Company’s 2007 Stock Incentive Plan. The vesting term of these awards is one year, assuming continued service. The vested shares under these awards cannot be sold until the director’s separation from the Company, or upon an earlier acquisition of the Company. The Company amortizes the fair market value of the awards at the time of the grant to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and may also receive dividends. The fair value of restricted stock awards is determined based on the number of shares granted and the market value of the Company’s common stock on the grant date, adjusted for any forfeiture factor.
     The following table summarizes the Company’s restricted stock activity during the nine months ended October 31, 2009:

			Weighted
			Average Grant
	Shares	Par value	Date Fair Value
Non-vested as of January 31, 2009	27,708	$0.001	$12.99
Granted	87,808	$0.001	$7.15
Vested	(27,708)	$0.001	$12.99
Cancelled	—	—	—

Non-vested as of October 31, 2009	87,808	$0.001	$7.15

Stock Options
     The following table summarizes stock option activity for the nine months ended October 31, 2009:

				Weighted
	Shares	Number of	Weighted	Average	Aggregate
	Available for	Options	Average	Remaining	Intrinsic
	Grant	Outstanding	Exercise Price	Life in Years	Value
Outstanding at January 31, 2009	116,471	10,474,631	$6.44
Additional shares authorized	6,086,748	—
Options granted	(2,813,950)	2,813,950	$7.01
Restricted shares granted	(87,808)		$0.00
Exercised	—	(944,454)	$1.85
Forfeited, cancelled or expired (1)	232,375	(406,537)	$8.46

Outstanding at October 31, 2009	3,533,836	11,937,590	$6.87	6.10 years	$35.6 million

Exercisable at October 31, 2009	—	4,375,538	$5.38	5.90 years	$19.4 million

Vested and expected to vest at October 31, 2009	—	11,573,761	$6.83	6.09 years	$34.9 million

(1)	Options cancelled under the Company’s 2000 Stock Incentive Plan (“the 2000 Plan”) after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. During the nine months ended October 31, 2009, options for 174,162 shares granted under the 2000 Plan were cancelled.
     The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of October 31, 2009, which was $9.24 per share. The aggregate intrinsic value of options exercised for the nine months ended October 31, 2009 and 2008 was $6.3 million and $18.5 million, respectively.
     At October 31, 2009, unrecognized compensation expense related to unvested stock options and unvested restricted shares was $27.8 million and $0.3 million, respectively, which is expected to be recognized over a weighted-average period of 3.2 and 0.5 years, respectively.
9. Income Taxes
     The Company recorded income tax expense of approximately $0.4 million and approximately $1.3 million for the three months ended October 31, 2009 and 2008, respectively and income tax expense of approximately $0.4 and approximately $2.9 million for the nine months ended October 31, 2009 and 2008, respectively. The Company’s effective income tax rate was 33.4% and 27.3% for the three months ended October 31, 2009 and 2008, respectively and 24.5% and 25.2% for the nine months ended October 31, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three and nine months ended October 31, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35%, primarily due to the effects of accounting for share-based compensation, the utilization of federal and state tax credits and the effects of purchase accounting from the Company’s acquisition of Tizor Systems, Inc. The Company’s income tax provision for the three and nine months ended October 31, 2009 consisted of federal, state and foreign taxes owed in relation to income generated. The Company’s income tax provision for the three and nine months ended October 31, 2008 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries. The federal and state provision for the three and nine months ended October 31, 2008 included amounts in relation to the Company’s income generated in the U.S., reduced by the utilization of available net operating loss (“NOL”) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.
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
10. Commitments and Contingencies
Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of October 31, 2009, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

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
     Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Balance at beginning of period	$180	$948	$747	$1,141
Provision	132	585	576	1,533
Warranty usage *	(180)	(443)	(1,191)	(1,584)

Balance at end of period	$132	$1,090	$132	$1,090

*	Warranty usage includes expiration of product warranty.
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
     Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
United States	$39,779	$46,409	$110,099	$112,088
International	7,956	4,170	26,937	25,102

Total	$47,735	$50,579	$137,036	$137,190

     The following table summarizes the Company’s long-lived assets, consisting of the net book value of the Company’s property and equipment, by geographic location (in thousands):

	October 31,	January 31,
	2009	2009
United States	$8,260	$9,369
International	173	217

Total	$8,433	$9,586

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
Recent Developments
     In August 2009, we announced the general availability of our next generation data warehouse appliance, the TwinFin™ appliance, which is the first in a family of new blade server-based appliances. We expect that sales of our new family of blade server-based data warehouse appliances, of which the TwinFin appliance is the first member, will generate the substantial majority of our anticipated product revenues in the fourth quarter of fiscal 2010 and in fiscal 2011.
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
     There has been a significant deterioration in economic conditions over the past year in many of the countries and regions in which we do business. These economic conditions have caused some of our current or prospective customers to reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products. In addition, some of our traditional competitors have introduced their own integrated data warehousing solutions which may cause our sales cycles to be delayed and may have an adverse impact on our business, operating results and financial condition.
     We are headquartered in Marlborough, Massachusetts. Our personnel and operations are also located throughout the United States, as well as in the United Kingdom, Germany, Australia, Japan, Korea, Poland, France, Ireland and Singapore. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.
Revenue
     We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the nine months ended October 31, 2009 and 2008, U.S. customers accounted for approximately 80% and 78% of our overall revenue, respectively. For fiscal 2009, 2008 and 2007, U.S. customers accounted for approximately 74%, 80% and 76% our revenue, respectively.
     Product Revenue. The significant majority of our revenue is generated through the sale of our appliances, primarily to companies in the following vertical industries: telecommunications, digital media, retail, financial services, outsourced analytics, government and health and life sciences. Our future revenue growth will depend in significant part upon further sales of our appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch,” high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements, including the market acceptance of our new generation TwinFin appliance. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.
     Services Revenue. We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services for the nine months ended October 31, 2009 and 2008 was 30% and 23%, respectively, and was 24% in fiscal 2009 and 19% in each of fiscal 2008 and 2007.
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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 408 employees at October 31, 2009 from 381 employees at January 31, 2009.
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

Results of Operations
     The following table sets forth our consolidated results of operations for the periods shown.

	Three Months Ended October 31,		Nine Months Ended October 31,		Percentage Change
	2009	2008	2009	2008	Three Months Ended	Nine Months Ended
	(in thousands)		(in thousands)		October 31,	October 31,
Revenue
Product	$33,342	$38,941	$96,013	$105,401	(14)%	(9)%
Services	14,393	11,638	41,023	31,789	24%	29%

Total revenue	47,735	50,579	137,036	137,190	(6)%	0%

Cost of revenue
Product	12,302	15,783	35,769	42,382	(22)%	(16)%
Services	3,572	3,549	10,467	8,541	1%	23%

Total cost of revenue	15,874	19,332	46,236	50,923	(18)%	(9)%

Gross margin	31,861	31,247	90,800	86,267	2%	5%

Operating expenses
Sales and marketing	16,777	14,883	47,182	43,505	13%	8%
Research and development	10,068	8,406	30,985	23,668	20%	31%
General and administrative	3,872	3,985	11,822	10,767	(3)%	10%

Total operating expenses	30,717	27,274	89,989	77,940	13%	15%

Operating income	1,144	3,973	811	8,327	(71)%	(90)%
Interest income	164	845	671	3,625	(81)%	(81)%
Interest expense	24	16	74	16	50%	363%
Other income (expense), net	(8)	(36)	370	(256)	(78)%	(245)%

Income before income tax expense	1,276	4,766	1,778	11,680
Income tax expense	426	1,302	435	2,943

Net income	$850	$3,464	$1,343	$8,737

Revenue
     Total revenue was $47.7 million and $50.6 million in the three months ended October 31, 2009 and 2008, respectively, representing a decrease of 6%. Total revenue was $137.0 million and $137.2 million in the nine months ended October 31, 2009 and 2008, respectively, representing a decrease of less than 1%.
     Product revenue was $33.3 million and $38.9 million for the three months ended October 31, 2009 and 2008, respectively, representing a decrease of 14%. This decrease was primarily the result of decreased sales volume to existing customers and reflected the overall macroeconomic conditions during the quarter. Product revenue related to existing customer sales decreased to 42% of total product revenue from 60% in the three months ended October 31, 2008. The number of new customers added in the three months ended October 31, 2009, was 11, bringing our total installed base of customers to 316. Product revenue related to new customers increased by $3.8 million in the three months ended October 31, 2009, representing 58% of total product revenue from 40% of total product revenue in the three months ended October 31, 2008. Geographically, 87% of our product revenue was from customers in the United States and 13% was from international customers for the three months ended October 31, 2009, as compared to 93% of our product revenue from customers in the United States and 7% from international customers for the three months ended October 31, 2008.
     Product revenue was $96.0 million and $105.4 million for the nine months ended October 31, 2009 and 2008, respectively, representing a decrease of 9%. This decrease was primarily the result of decreased sales volume to both new and existing customers and reflected the overall macroeconomic conditions during the period. We added 45 new customers during the nine months ended October 31, 2009 compared to 66 new customers during the nine months ended October 31, 2008. Product revenue related to new customers decreased by $4.1 million in the nine months ended October 31, 2009, representing 53% of total product revenue from 52% of total product revenue in the nine months ended October 31, 2008. Product revenue related to existing customer sales decreased by $5.3 million in the nine months ended October 31, 2009, to 47% of total product revenue from 48% in the nine months ended October 31, 2008. Geographically, 83% of our product revenue was from customers in the United States and 17% was from international customers for the nine months ended October 31, 2009, as compared to 79% of our product revenue from customers in the United States and 21% from international customers for the nine months ended October 31, 2008.
     Services revenue was $14.4 million and $11.6 million for the three months ended October 31, 2009 and 2008, respectively, representing an increase of 24%. Services revenue was $41.0 million and $31.8 million for the nine months ended October 31, 2009 and 2008, respectively, representing an increase of 29%. This increase for the fiscal year 2010 periods was the result of maintenance and support services for an expanding installed customer base as a result of new product sales during the period, and accompanying sales of new maintenance and support contracts, combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin
     Total gross margin was 67% and 62% for the three months ended October 31, 2009 and 2008, respectively and 66% and 63% for the nine months ended October 31, 2009 and 2008, respectively. These increases in gross margin were the result of increases in both product gross margin and services gross margin, but are not necessarily sustainable or indicative of any future trends.
     Product gross margin was 63% and 59% for the three months ended October 31, 2009 and 2008, respectively and 63% and 60% for the nine months ended October 31, 2009 and 2008, respectively. These increases for the fiscal year 2010 periods were due primarily to a reduction in the cost of our hardware components, including components for our new appliances, partially offset by an increase in inventory write-downs. Product gross margin was also impacted favorably by sales of previously fully reserved systems not initially anticipated to be saleable inventory due to the timing of our new product introduction, which increased our margin by 2% in both the three and nine months ended October 31, 2009.
     Services gross margin was 75% and 70% for the three months ended October 31, 2009 and 2008, respectively and 75% and 73% for the nine months ended October 31, 2009 and 2008, respectively. The increase in the services gross margin for the three and nine months ended October 31, 2009 was primarily due to increased productivity resulting from improvement in economies of scale.
Sales and Marketing Expenses
     Sales and marketing expenses increased $1.9 million, or 13%, to $16.8 million for the three months ended October 31, 2009 from $14.9 million for the three months ended October 31, 2008. As a percentage of revenue, sales and marketing expenses were 35% and 29% for the three months ended October 31, 2009 and 2008, respectively. The increase in sales and marketing expenses of $1.9 million for the three months ended October 31, 2009 was primarily due to increases of $0.8 million in marketing programs primarily related to our TwinFin appliance, $0.3 million in salaries and employee benefits due to additional headcount, $0.2 million in stock-based compensation expense and$0.2 million in partner referral fees.
     Sales and marketing expenses increased $3.7 million, or 8%, to $47.2 million for the nine months ended October 31, 2009 from $43.5 million for the nine months ended October 31, 2008. As a percentage of revenue, sales and marketing expenses were 34% and 32% for the nine months ended October 31, 2009 and 2008, respectively. The increase in sales and marketing expenses of $3.7 million for the nine months ended October 31, 2009 was primarily due to increases of $2.8 million in salaries and employee benefits due to additional headcount, $1.2 million in marketing programs primarily related to our new generation TwinFin appliance, $0.6 million in stock-based compensation expense, $0.5 million in shared overhead and fringe costs, and $0.3 million in depreciation and amortization expense. These increases were partially offset by a decrease of $1.1 million in sales commissions and $0.6 million in partner referral fees as a result of the decrease in product revenue during the period.
     The number of sales and marketing employees increased to 151 at October 31, 2009, from 142 at October 31, 2008, as we continue to expand our sales force to provide better geographic distribution and market penetration.

Research and Development Expenses
     Research and development expenses increased $1.7 million, or 20%, to $10.1 million for the three months ended October 31, 2009 from $8.4 million for the three months ended October 31, 2008. As a percentage of revenue, research and development expenses were 21% and 17% for the three months ended October 31, 2009 and 2008, respectively. The increase in research and development expenses of $1.7 million for the three months ended October 31, 2009 was due primarily to increases of $1.2 million in salaries and employee benefits due to additional headcount hired primarily for development of our TwinFin appliance, $0.3 million in depreciation expense, $0.3 million in shared overhead and fringe costs, $0.2 million in stock-based compensation expense and $0.2 million in office rent and office costs, partially offset by a decrease of $0.5 million in prototype expense that resulted from the completion of the initial phase of development of our TwinFin appliance.
     Research and development expenses increased $7.3 million, or 31%, to $31.0 million for the nine months ended October 31, 2009 from $23.7 million for the nine months ended October 31, 2008. As a percentage of revenue, research and development expenses were 23% and 17% for the nine months ended October 31, 2009 and 2008, respectively, primarily as a result of investment in new product development. The increase in research and development expenses of $7.3 million for the nine months ended October 31, 2009 was due primarily to increases of $3.9 million in salaries and employee benefits due to additional headcount, $1.7 million in prototype expense relating to product development for our TwinFin appliance, $0.7 million in shared overhead and fringe costs, $0.7 million in depreciation expense and $0.5 million in stock-based compensation expense, partially offset by a decrease of $0.3 million in offshore consulting costs.
     The number of research and development employees increased to 168 at October 31, 2009 from 110 at October 31, 2008. These investments help us broaden and improve the development of new technology and product enhancements, including the development of our TwinFin appliance. The development team from our contract engineering firm in India also increased to 70 at October 31, 2009 from 67 at October 31, 2008, in order to take advantage of the cost efficiencies associated with offshore research and development resources.
General and Administrative Expenses
     General and administrative expenses decreased $0.1 million, or 3%, to $3.9 million for the three months ended October 31, 2009 from $4.0 million for the three months ended October 31, 2008. As a percentage of revenue, general and administrative expenses were 8% for both the three months ended October 31, 2009 and 2008. The decrease in general and administrative expenses of $0.1 million for the three months ended October 31, 2009 was due primarily to decreases of $0.2 million in salaries and employee benefits and $0.2 million in shared overhead and fringe costs, partially offset by increases of $0.1 million in stock-based compensation expense, $0.1 million in tax consulting, legal, insurance and other consulting costs and $0.1 million in office rent and office costs.
     General and administrative expenses increased $1.0 million, or 10%, to $11.8 million for the nine months ended October 31, 2009 from $10.8 million for the nine months ended October 31, 2008. As a percentage of revenue, general and administrative expenses were 9% and 8% for the nine months ended October 31, 2009 and 2008, respectively. The increase in general and administrative expenses of $1.0 million for the nine months ended October 31, 2009 was due primarily to increases of $0.7 million in tax consulting, legal, insurance and other consulting costs, $0.6 million in salaries and employee benefits, $0.4 million in stock-based compensation expense, $0.2 million in costs associated with an acquisition, $0.2 million in depreciation expense and $0.2 million in office rent and office costs, partially offset by a decrease of $1.2 million in shared overhead and fringe costs.
     The number of general and administrative employees was 31 at October 31, 2009 and 41 at October 31, 2008, and may change from time to time to ensure that we have appropriate infrastructure to support the growth of our organization and to support the demands of public company compliance.
Interest Income and Interest Expense
     We recorded $0.1 million of interest income, net, for the three months ended October 31, 2009 as compared to $0.8 million for the three months ended October 31, 2008. Interest income, net, for the three months ended October 31, 2009 was comprised of interest income of $0.2 million and interest expense of approximately $24,000. Interest income, net, for the three months ended October 31, 2008 was comprised of interest income of $0.8 million and interest expense of $0. Interest income decreased $0.7 million in the three months ended October 31, 2009 as compared to the three months ended October 31, 2008, primarily due to lower rates of return on our cash, cash equivalents and investments primarily invested in money market funds and auction rate securities.
     We recorded $0.6 million of interest income, net, for the nine months ended October 31, 2009 as compared to $3.6 million for the nine months ended October 31, 2008. Interest income, net, for the nine months ended October 31, 2009 was comprised of interest income of $0.7 million and interest expense of approximately $74,000. Interest income, net, for the nine months ended October 31, 2008 was comprised of interest income of $3.6 million and interest expense of $0. Interest income decreased $2.9 million in the nine months ended October 31, 2009 as compared to the nine months ended October 31, 2008, primarily due to lower rates of return on our cash, cash equivalents and investments primarily invested in money market funds and auction rate securities.
Other Income (Expense), Net
     We incurred other expense, net, of approximately $8,000 for the three months ended October 31, 2009 as compared to other expense, net, of approximately $36,000 for the three months ended October 31, 2008. The components of other expense, net, for the three months ended October 31, 2009 were a loss on the change in fair value of our auction rate security put right, gains on trading securities, transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts. The components of other expense, net in the three months ended October 31, 2008 were transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts.
     We incurred other income, net, of approximately $370,000 for the nine months ended October 31, 2009 as compared to other expense, net, of approximately $256,000 for the nine months ended October 31, 2008. The components of other income, net, for the nine months ended October 31, 2009 were a gain on bargain purchase resulting from an acquisition, gains on trading securities, transaction gains for activities in our foreign subsidiaries, gains associated with changes in the fair value of foreign currency forward contracts and a loss on the change in fair value of our auction rate security put right. The components of other expense, net in the nine months ended October 31, 2008 were transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts, and a gain on disposal of fixed assets.
Provision for Income Taxes
     We recorded an income tax expense of approximately $0.4 million for the three months ended October 31, 2009, as compared to an income tax expense of approximately $1.3 million for the three months ended October 31, 2008. We recorded an income tax expense of approximately $0.4 million for the nine months ended October 31, 2009, as compared to an income tax expense of approximately $2.9 million for the nine months ended October 31, 2008.
     For the three months ended October 31, 2009, our effective tax rate was 33.4%, compared to an effective tax rate of 27.3% for the three months ended October 31, 2008. For the three months ended October 31, 2009, our effective income tax rate varied from the statutory tax rate of 35%, mainly due to the effects of accounting for share-based compensation, the utilization of federal tax credits and the effects of purchase accounting from our acquisition of Tizor Systems, Inc. Our effective tax rate for the three months ended October 31, 2009 varied from the same period of 2008, primarily due to the reversal of our full valuation allowance recorded against our deferred tax assets in the fourth quarter of 2009.
     For the nine months ended October 31, 2009, our effective tax rate was 24.5%, compared to an effective tax rate of 25.2% for the nine months ended October 31, 2008. For the nine months ended October 31, 2009, our effective income tax rate varied from the statutory tax rate of 35%, mainly due to the effects of accounting for share-based compensation, the utilization of federal tax credits and effects of purchase accounting from our acquisition of Tizor Systems, Inc. Our effective tax rate for the nine months ended October 31, 2009 varied from the same period of 2008, primarily due to the reversal of our full valuation allowance recorded against our deferred tax assets in the fourth quarter of 2009.
     Our income tax expense for the three and nine months ended October 31, 2009 consisted of federal, state and foreign taxes owed on our income generated. Our income tax expense for the three and nine months ended October 31, 2008 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries.

The federal and state provision for that period included amounts in relation to our income generated in the United States, reduced by the utilization of available net operating loss, or NOL, carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.
     We currently expect our annual effective income tax rate, exclusive of discrete items, to be in the range of 28% to 32% for fiscal 2010.
Liquidity and Capital Resources
     As of October 31, 2009, our principal sources of liquidity were cash and cash equivalents of $70.4 million, short-term investments in U.S. treasury and government agency securities of $26.8 million and accounts receivable of $39.1 million.
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
     At October 31, 2009, we held auction rate securities, or ARS, with a par value totaling $52.1 million. These ARS, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at October 31, 2009 assumes a discount rate of 2.33%, expected term of three years and an illiquidity discount of 1.5-1.8%. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance or FFELP backing for each security, with a greater percentage of FFELP backing resulting in a lower illiquidity discount. As a result, we have estimated as of October 31, 2009, an aggregate loss of $2.8 million, of which $1.7 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $1.1 million was related to impairment of ARS classified as trading securities and included in other income (expense), net in the condensed consolidated statement of operations.
     If we had used a term of one year or five years and a discount rate of 1.44% and 3.37% respectively, the gross unrealized loss would have been $0.6 million or $6.3 million, respectively. If we had used a term of three years and a discount rate of 1.44% or 3.37% the gross unrealized loss would have been $1.5 million or $4.3 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.1 million or $3.5 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity for these ARS will have a material impact on our ability to operate our business.

          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended October 31,
	2009	2008
	(in thousands)
Net cash provided by (used) in operating activities	$(8,677)	$31,061
Net cash provided by (used in) investing activities	(34,812)	25,303
Net cash provided by financing activities	1,750	2,579
     Cash Provided by (Used in) Operating Activities
     Net cash used in operating activities was $8.7 million for the nine months ended October 31, 2009 and primarily consisted of a decrease in deferred revenues of $13.6 million, an increase in inventory of $5.4 million, primarily due to increased production of TwinFin inventory, and an increase in accounts receivable of $4.6 million, primarily due to the timing of billing and collections of customer invoices. These uses of cash were partially offset by an increase in accounts payable of $2.4 million. In addition, for the nine months ended October 31, 2009, we had stock-based compensation expense of $7.2 million and depreciation and amortization expense of $5.6 million, each of which is a non-cash expense.
     Net cash provided by operating activities was $31.1 million for the nine months ended October 31, 2008 and primarily consisted of an increase in deferred revenues of $14.3 million primarily due to increased deferred maintenance revenue which was a result of additional product sales, net income of $8.7 million, a decrease in inventory of $5.9 million, an increase in accounts payable of $2.6 million, and an increase in accrued expenses and accrued compensation and benefits of $1.6 million. These sources of cash were partially offset by an increase in accounts receivable of $10.8 million primarily due to the timing of billing and collections of customer invoices, and an increase in other assets of $0.6 million. In addition, in the nine months ended October 31, 2008 we had stock-based compensation of $5.7 million and depreciation and amortization of $3.6 million, each of which is a non-cash expense.
     Cash Provided by (Used in) Investing Activities
     Net cash used in investing activities was $34.8 million for the nine months ended October 31, 2009, comprised primarily of purchases of short-term and long-term U.S. treasury and government agency securities of $32.2 million, $2.2 million of capital expenditures related primarily to new product development and $2.0 million, net of cash acquired, used to acquire Tizor Systems, Inc. These uses of cash were partially offset by $2.1 million of sales and maturities of our investments.
     Net cash provided by investing activities was $25.3 million for the nine months ended October 31, 2008, which primarily consisted of $43.9 million of sales, redemptions and maturities of our investments. These proceeds were partially offset by $7.4 million used to purchase our investments, $6.2 million used to acquire NuTech Solutions, Inc., $2.6 million of capital expenditures, and $2.3 million used to purchase other assets.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $1.8 million and $2.6 million for the nine months ended October 31, 2009 and 2008, respectively, each of which consisted of proceeds received from the issuance of common stock upon the exercise of stock options.

     Contractual Obligations
     The following is a summary of our contractual obligations as of October 31, 2009:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease obligations	11,730	2,654	4,184	3,522	1,370
Purchase obligations (1)	17,045	17,045	—	—	—
Other long-term obligations including current portion of long-term obligations	1,000	1,000	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturers for the procurement of assembled appliance systems for the next three months.
     The table above does not reflect unrecognized tax benefits of $3.9 million, the timing of which is uncertain.
          We believe that our cash and cash equivalents of $70.4 million and our short-term marketable securities of $41.3 million, both as of October 31, 2009, will be sufficient to fund our projected operating requirements for at least the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth and the expansion of our sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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
     Recent Accounting Pronouncements
     In February 2009, we adopted the authoritative guidance for the fair value measurement of all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. This adoption did not have a material impact on our consolidated financial statements.
     In February 2009, we adopted an amendment to the accounting and disclosure requirements for unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid). Under this amendment, these awards are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data). The adoption did not have a material impact on our consolidated financial statements.
     In February 2009, an amendment to the accounting and disclosure requirements for business combinations became effective for us. This amendment significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Our acquisition of Tizor Systems, Inc. in February 2009 (see Note 5) was accounted for under this amendment. This amendment may have a material impact on our consolidated financial statements if or when we enter into future business combinations.
     In February 2009, a statement that changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity, became effective for us. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of October 31, 2009, we did not have any minority interests.

     In June 2009, we adopted pronouncements that require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of these pronouncements did not have a material impact on our consolidated financial statements.
     In June 2009, a pronouncement that provides guidelines for making fair value measurements became effective for us. The pronouncement provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement did not have a material impact on our consolidated financial statements.
     In June 2009, amendments to the accounting and disclosure requirements for other-than-temporary impairment for debt and equity securities became effective for us. These amendments did not have a material impact on our consolidated financial statements.
     In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or the Codification. The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.
     In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting the provisions of this standard.
     In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting the provisions of this standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of October 31, 2009, we had $5.8 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars, Japanese yen and euros, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
          At October 31, 2009, we had outstanding foreign currency forward contracts with an aggregate notional value of $9.8 million, denominated in British pounds, Australian dollars, euros and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $113,000 at October 31, 2009. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
     Interest Rate Risk
          We had an unrestricted cash and cash equivalents balance of $70.4 million at October 31, 2009, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.
          At October 31, 2009, we held ARS with a par value of $52.1 million that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of October 31, 2009. On November 7, 2008, we accepted an offer from UBS AG (“UBS”), one of our brokers, which provided us with rights to sell UBS $15.8 million of our ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. As a result of accepting this offer, we have classified our ARS position with UBS, totaling $15.7 million at October 31, 2009, as short-term assets in our consolidated balance sheet. We have recorded a gross unrealized loss of $2.8 million related to the impairment of our entire ARS position. See Note 3 to the accompanying financial statements for a description of how we value these ARS and the UBS offer. Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 1.44% and 3.37% respectively, the gross unrealized loss would have been $0.6 million or $6.3 million, respectively. If we had used a term of three years and a discount rate of 1.44% or 3.37% the gross unrealized loss would have been $1.5 million or $4.3 million, respectively. If we had used a term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $2.1 million or $3.5 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will have a material impact on our ability to operate our business.

Item 4.	Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
Adverse changes in economic conditions and reduced information technology spending may continue to negatively impact our business.
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
     We have been profitable for the last two fiscal years, generating net income of $31.5 million in fiscal 2009 and $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. Although we reported net income of $1.3 million for the nine months ended October 31, 2009, we experienced a net loss of $0.2 million for the first quarter of fiscal 2010. As of October 31, 2009, our accumulated deficit was $46.3 million. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
     In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of the recent economic downturn on customer purchases;

•	the impact of new competitors or new competitive offerings;

•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter; for instance, one customer accounted for 16% of our total revenues during fiscal 2009 and our ten largest customers accounted for approximately 39% of our revenues in fiscal 2009;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to enhance our products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our sales force;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses ;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
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
     Our company has only been in existence since August 2000. We first began shipping products in February 2003 and much of our growth has occurred in the past five fiscal years. Our limited operating history and the rapid development of the data warehouse market in which we operate makes it difficult to evaluate our current business and our future prospects. As a result, we cannot be certain that we will sustain our growth or maintain profitability. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly-evolving industries. These risks include the need to:
•	attract new customers and maintain current customer relationships;

•	continue to develop and upgrade our data warehouse solutions;

•	respond quickly and effectively to competitive pressures;

•	offer competitive pricing or provide discounts to customers in order to win business;

•	manage our expanding operations, including internationally;

•	maintain adequate control over our expenses;

•	maintain adequate internal controls and procedures;

•	maintain our reputation, build trust with our customers and further establish our brand; and

•	identify, attract, retain and motivate qualified personnel.
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
          In August 2009, we announced the general availability of our next generation TwinFin appliance, which is the first in a family of new blade server-based appliances. We expect that sales of our new family of blade server-based data warehouse appliances, of which the TwinFin appliance is the first member, will generate the substantial majority of our anticipated product revenues in the fourth quarter of fiscal 2010 and in fiscal 2011. Our future sales and operating results will depend, to a significant extent, on the successful deployment and marketing of the TwinFin appliance. In order to achieve market penetration for the TwinFin appliance, we may be required to incur additional expenses in marketing and sales in advance of the realization of expected sales. There can be no assurance that the TwinFin appliance will achieve widespread acceptance in the market. If we incur delays in the manufacture and shipment of the TwinFin appliance or customer testing and verification takes longer than anticipated, or the TwinFin appliance does not achieve our planned levels of sales or the TwinFin appliance does not achieve performance specifications, our operating results will suffer and our competitive position could be impaired.
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
     Currently, our most significant competition includes companies which typically sell several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services. These competitors are often leaders in many of these segments including EMC Corporation, Hewlett-Packard Company, IBM, Oracle, Sun Microsystems, Inc., Sybase, Inc. and Teradata Corporation. In addition, a large number of fast growing companies have recently entered the market, many of them selling integrated appliance offerings similar to our products. Additionally, as the benefits of an appliance solution have become evident in the marketplace, many of our competitors have also begun to bundle their products into appliance-like offerings that more directly compete with our products. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally developed systems. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.
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
     Between January 31, 2005 and October 31, 2009, the number of our employees increased from 140 to 408 and our installed base of customers grew from 15 to 316. In addition, during that time period our number of office locations has increased from 3 to 18. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
     In the nine months ended October 31, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 14%, 3% and 3%, respectively, of our revenue from sales made by resellers and various integrators to U.S. federal government agencies, and which amount may increase substantially in future periods. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.
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
     In the nine months ended October 31, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 20%, 26% and 20%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in ten different foreign countries. We expect our revenue and operations outside the United States will expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
     Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the nine months ended October 31, 2009, and the fiscal years ended January 31, 2009 and 2008, we derived approximately 15%, 21% and 14%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
     Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 30% of our revenue for the nine months ended October 31, 2009, 24% of our revenue in the fiscal year ended January 31, 2009 and 19% of our revenue in the fiscal year ended January 31, 2008). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
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
A substantial portion of our marketable securities is invested in highly rated auction rate securities. Failures in these auctions may affect our liquidity.
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
     Due to our inability to sell these securities at auction since late February 2008, on November 7, 2008, we accepted an offer from UBS AG, an investment broker through which we hold par value $15.7 million of auction rate securities, that grants us the right to sell to UBS $15.7 million of our total $52.1 million auction rate securities position, at par, at any time during a two-year period beginning June 30, 2010, which we refer to as the put right. Nevertheless, the put right only provides us with the opportunity to liquidate a portion of our auction rate securities position and to the extent we are not able to liquidate the remainder of our auction rate securities, our lack of access to the underlying value of such securities could have a material impact on our income and results in operations.
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
     We currently rely on a single contract manufacturer to assemble our Netezza Performance Server, or NPS products, manage our NPS product supply chain and participate in negotiations regarding NPS component costs and we rely on a different contract manufacturer to assemble our new TwinFin appliance, manage our TwinFin appliance supply chain and participate in negotiations regarding TwinFin appliance costs. While we believe that our use of these contract manufacturers provides benefits to our business, our reliance on them reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks could become more acute if we are successful in our efforts to increase revenue. If we fail to manage our relationships with these contract manufacturers effectively, or if the contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, we are required to provide forecasts to the contract manufacturers regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results and financial condition.

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
     Generally Accepted Accounting Principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results, and they could affect the reporting of transactions completed before the announcement of a change. For example, the AICPA and the Emerging Issues Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. Future interpretations of existing accounting standards or changes in our business practices could result in delays in our recognition of revenue that may have a material adverse effect on our operating results. For example, we may in the future have to defer recognition of revenue for a transaction that involves:
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
See the Exhibit Index attached hereto following the signature page which is herein incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netezza Corporation (Registrant)
Date: December 9, 2009	By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.