Form 10-K
period 2010-01-31
NETEZZA CORP
filed 2010-04-01
CIK 1132484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33445

Netezza Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3527320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
26 Forest Street Marlborough, MA (Address of Principal Executive Offices)	01752 (Zip Code)

Registrant’s telephone number, including area code:
(508) 382-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 31, 2009 (the last trading date of the registrant’s second quarter of fiscal 2010), the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $393.6 million based on a total of 43,538,892 shares of common stock held by nonaffiliates and on a closing price of $9.04 per share on such date for the common stock as reported on NYSE.

As of March 31, 2010, 61,450,303 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 2010. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

NETEZZA CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2010

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

Company Overview

Netezza Corporation (“we,” “us,” “Netezza,” or the “Company”) is a leading provider of data warehouse, analytic and monitoring appliances. Our TwinFintm and Skimmertm data warehouse products, which replace our NPS family of data warehouses, integrate database, server and storage platforms in purpose-built units to enable detailed queries and analyses on large volumes of stored data. We also offer our Mantra® database activity-monitoring appliances that provide a solution for the monitoring and auditing of access to this critical stored data. The results of these queries and analyses on this critical data, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. As more information is recorded and communicated electronically, the amount of data generated and the potential utility of the business intelligence that can be extracted from this data are increasing significantly. We designed our data warehouse and analytic appliances specifically for analysis of terabytes to petabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems.

As with our previous generations of appliances, the TwinFin appliance performs faster, deeper and more iterative analyses on larger amounts of detailed data, giving our customers greater insight into trends and anomalies in their businesses, thereby enabling better strategic decision-making. The TwinFin appliance can scale with an enterprise’s requirements from moderately sized systems to the largest configurations. The Skimmer appliance is a smaller version of the TwinFin and is typically deployed by our customers as a development system to enable them to design and test new applications and queries prior to deploying them to a TwinFin Series production system. The Skimmer appliance is also sized and priced for adoption by mid-market customers and partners.

Unlike traditional data warehouse systems, which patch together general-purpose database, server and storage platforms that were not originally designed for analytical processing of large amounts of constantly changing data, our TwinFin and Skimmer appliances are purpose-built to deliver:

•	Performance and price-performance in terms of data query response times through our proprietary streaming technology.

•	Massive scalability through our proprietary Asymmetric Massively Parallel Processing, or AMPP, architecture.

•	Simplicity of installation, operation and administration.

•	Cost effectiveness through the use of commodity blade-server and storage components packaged in a single unified solution.

Our products integrate easily through open, industry-standard interfaces with leading data access and analytics, data integration and data protection tools to enable quick and accurate business intelligence. Our customers have reported faster query performance, lower costs of ownership, faster return on investment and improved analytic productivity as a result of using our products.

We sell our data warehouse, analytic and monitoring appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. As of January 31, 2010, our total installed base of customers was 325. Our customers span multiple vertical industries and include data-intensive companies and government agencies.

We announced the availability of our TwinFin and Skimmer systems in mid-2009. These products represent our fourth generation of data warehouse and analytic appliances. They provide improved performance, price-performance, scalability, and data densities over our previous systems and are based on industry-standard commodity blade-server, storage and networking subsystems.

We also sell the Mantra data auditing (also referred to as database activity-monitoring) appliance that enables enterprises to meet their data compliance and security needs with a comprehensive level of discovery and categorization of sensitive information across their data servers. The Mantra appliance is able to provide continuous monitoring and auditing of access to critical data assets along with analysis, detection and prevention against non-compliant activity. Our customers across our market verticals use the Mantra appliance to provide reporting for a wide range of data compliance regulations, such as internal control requirements under the Sarbanes-Oxley Act of 2002, Payment Card Industry Standard (PCI), and many other regulatory requirements.

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

Our fiscal year ends January 31. When we refer to a particular year, we are referring to the fiscal year ended January 31 of that year. For example, fiscal 2010 refers to the fiscal year ended January 31, 2010.

Industry Background

Proliferation of Data

Data is one of the most valued assets within an organization. The amount of data that is being generated and kept for availability and analysis by organizations is exploding. The timely and comprehensive analysis of this vast amount of data is vital to organizations in a variety of vertical industries, including:

•	Communications. The communications industry is characterized by intense competition and customer attrition, or “churn.” Targeted marketing opportunities and the rapid response to behavior trends are paramount to the success of communications service providers in retaining existing customers and attracting new customers. Customer relationship management, or CRM, analyses need to be constantly and quickly performed to enable service providers to market to at-risk customers before they churn, offer new products and services to those most likely to buy, and identify and manage key customer relationships. Other key analytical needs of communications service providers include call data record analysis for revenue assurance, billing and least-cost routing, fraud detection and network management.

•	Digital Media. For online businesses, the process of collecting, analyzing and reporting data about page visits, otherwise known as click stream analysis, is required for constant monitoring of website performance and customer pattern changes. In addition to needing to address the operational and customer relationship challenges faced by traditional retailers, digital media businesses must also analyze hundreds of millions or even billions of click stream data records to track and respond to customer behavior patterns in real time. Additionally, with online advertising now a major revenue generator, many digital media businesses and their advertisers need to understand who is looking at the advertisements and their actions as a result of viewing the advertisements. Fast analysis of online activity can enable better cross-selling of products, prevent customers from abandoning shopping carts or leaving the web site, and mitigate click stream fraud.

•	Retail. With thousands of products and millions of customers, many retailers need sophisticated systems to track, manage and optimize customer and supplier relationships. Targeted marketing programs often require the analysis of millions of customer transactions. To prevent supply shortages large retailers must integrate and analyze customer transaction data, vendor delivery schedules and supply chain data, including the proliferation of RFID data. Other useful analyses for retail companies include “market basket” analysis of the items customers buy in a given shopping session, customer loyalty programs for frequent buyers, overstock/understock and supply chain optimization.

•	Financial Services. Financial services institutions generate terabytes of data related to millions of client purchases, banking transactions and contacts with marketing, sales and customer service across multiple channels. This data contains crucial business information on client preferences and buying behavior, and can reveal insights that enable stronger customer relationship management and increase the lifetime value of the customer. In addition, risk management and portfolio management applications require analysis of vast amounts of rapidly changing data for fraud prevention and loan analysis. With extensive compliance and

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

Growing Role of the Data Warehouse

A data warehouse consists of three main elements — database, server, and storage — and interacts with external systems to acquire and retain raw data, receive query instructions and provide analytical results. The data warehouse acts as a data repository for the enterprise integrating information from many departments, and more importantly, enables analytics through the querying of the data to deliver specific information used to monitor, measure and manage business performance and to drive future business decisions. The goal of a data warehouse is to enable a business to better understand its competitive position, internal efficiency and productivity and customers’ behavior patterns and it is the primary infrastructure that enables these strategic business processes.

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

Increasing Number and Sophistication of Data Queries.  As enterprises continue to recognize the utility of the analyses data warehouses enable, the quantity and sophistication of data queries continue to increase. In addition to traditional reporting and analysis on historical data for past patterns, companies increasingly want to leverage their data to predict future patterns and behavior. Without more powerful data warehouse capabilities to meet this demand, significant data latency problems can ensue. A data warehouse solution can contain several billion rows of data within its resident database causing even one sophisticated data query to take as long as several hours to several days to perform using some traditional data warehouse systems.

Need for Real-time Data Availability.  As data continues to proliferate, the increased time required to load this data into the warehouse is continually shrinking the time window for querying warehoused data. As a growing number of users from business units across the enterprise analyze data for tactical, operational decisions, many organizations need to have their data warehouses available for query and analysis at all times even as fresh data is being constantly loaded. This creates increasing requirements for simultaneous data load and query performance.

Advanced Analytical Techniques.  As the economic and competitive environments of our customers continue to push them to be able to respond to, and even anticipate, threats and opportunities for their enterprises, more and more of them are looking to employ the use of advanced techniques in the form of predictive analytics and optimization. Whether used for customer relations, social network analysis, detection of fraudulent behavior patterns, or fleet or inventory flow management, these advanced techniques are becoming critical to the success of their enterprises. In order to provide the most accurate, actionable analyses, enterprises need to perform these techniques on the full data set, rather than sampling their data. This leads them to want to perform these advanced analyses inside the data warehouse, where the large data sets are stored, rather than moving extremely large volumes of data to a separate storage and computational platform. As a result, more and more enterprises are looking for the capability to perform “in-database analytics” that go far beyond the standard “query processing” of traditional data warehouse systems.

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

Difficult and Costly Procurement Process.  Most traditional data warehouse systems require multiple product and service contracts from several suppliers. The customer must manage the procurement of costly servers, storage, cabling, database and operating systems software licenses, systems management tools, and installation and integration services. This “a la carte” approach results in higher costs and a lack of accountability from suppliers and dramatically increases the complexity of the environment. Additionally, these disparate products are often not easily integrated with other business intelligence applications or other hardware or software products that a customer may incorporate into its data warehouse, resulting in additional hardware, implementation, training, maintenance and support costs.

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

Limited Advanced Analytics Capabilities.  Historically, most traditional data warehouse systems have come from a heritage built around the Structured Query Language (SQL) and have limited facilities to accommodate advanced analytical techniques, or at least to do so while providing adequate execution performance for today’s enterprise needs. When faced with this problem in traditional systems, customers most often are required to use additional storage and processing for advanced analytical needs and to extract large volumes of data from their data warehouse systems to do so. This creates additional delay or latency in the processing of data, making the analysis less timely than it should be; creates additional cost for the enterprise in the form of additional computing power and storage for the additional processing; adds to the operational and administrative complexity for the enterprise; and could lead to less accurate analysis if, for expediency sake, enterprises choose to use data samples rather than full data sets in their analyses.

Limited Data Auditing Capabilities.  Data warehouse systems, like any other databases, often store sensitive data. Particularly since some data warehouse systems centralize large volumes of data, they can face a high level of risk from the disclosure or manipulation of sensitive data. Historically, most traditional data warehouse systems have had limited ability to discover, audit, monitor or protect the data they store from malicious access. With the advent of compliance regulations (like internal control requirements under the Sarbanes Oxley Act, PCI and others), data audit reports have become an imperative in many organizations. Additionally, many enterprises have implemented data governance initiatives to understand, monitor and regulate who has access to specific data. Data auditing capabilities in most data warehouses are limited because they require logging of transactional activity which adversely affects system performance. Additionally, these techniques create high volumes of data that needs to be stored and managed. Finally, such projects require significant manual work in reporting and analysis of logged data. As data warehouse systems become more strategic in terms of the data they collect and analyze, data auditing also needs to become transparent and automated to allow high levels of trust, security, and governance.

As a consequence of these limitations, the rapid growth of enterprise data, and the growing need to utilize this data to address business requirements, we believe there is a significant market opportunity for a purpose-built data warehouse solution that is optimized for efficiently analyzing vast amounts of business-critical data to enable actionable business intelligence. We also believe there is a significant market opportunity for a robust database activity-monitoring solution that enables enterprises to discover, audit, monitor and protect the data they store.

Our Solution

Our TwinFin and Skimmer appliances are designed specifically to enable high-performance business intelligence solutions at a low total cost of ownership. They tightly couple database, server, and storage platforms in compact, efficient units that integrate easily through open, industry-standard interfaces with leading business intelligence, data access and analytics, data integration and data protection tools. As a result, our TwinFin and Skimmer appliances enable our customers to load, access, query and run advanced analytics on their data faster, more easily and cost-effectively than with traditional systems.

This approach, combined with our innovative product architecture, provides the following significant benefits to our customers:

Superior Performance.  We believe our systems provide industry-leading performance. With the TwinFin appliance, many complex and ad hoc queries on terabytes of information are reduced from days or hours to minutes or seconds, as disk access speed becomes the primary limiting factor rather than I/O and network constraints. Our customers have reported response times for complex and ad hoc queries from our data warehouse appliances that are often 10 to 100 times faster, and in some instances 500 times faster than those of traditional data warehouse systems. This improved performance enables our customers to analyze their data more comprehensively, more iteratively and in a more timely way, so they can make faster and better decisions.

Easy and Cost-Effective Procurement.  Our TwinFin and Skimmer appliances combine database, server, and storage platforms in a single scalable device using open standards and commodity components to deliver a significant cost advantage compared with the products of our competitors. In addition, since our appliances provide these technologies in a single product, customers can purchase their data warehouse appliance from one vendor as opposed to from multiple vendors, streamlining the procurement process.

Quick and Easy Infrastructure Installation and Deployment.  Netezza’s appliances are factory-configured and tested, enabling our customers to install our systems typically in less than two days. With all processors and storage in the same cabinet and all components integrated, configured and tested as a purpose-built data warehouse appliance, no custom installation and configuration are required, unlike traditional solutions. In addition to faster installation, the TwinFin and Skimmer appliances enable customers to deploy large, multi-terabyte data warehouse environments much more rapidly than with traditional systems. Data is loaded quickly and easily from source systems, and existing tools and software for business intelligence, data access and analytics, data integration and data protection all integrate in a straightforward way through standard interfaces. This enables our customers to deploy and launch their data warehousing initiatives faster than is possible with traditional systems, with minimal need for professional services or customization.

Rapid Adaptation to Changing Business Needs.  Our TwinFin and Skimmer appliances do not require the tuning, data indexing or most of the maintenance and configuration tasks required by traditional systems. As a result, the Netezza appliances are flexible with regard to the layout and structure of data models, so as new data is added and models are updated, the appliance can accommodate changes easily without requiring additional administrative effort.

Minimal Ongoing Administration and Maintenance.  As a self-regulated and self-monitored data warehouse appliance, our systems typically require less than a single administrator to manage. There are no obscure Netezza-specific commands that need to be learned by administrators, and the appliance integrates a single interface for the management and operation of the entire data warehouse. The management and administration requirements of our systems remain limited even as the data and system capacity grow significantly in size.

Small Footprint, and Low Power and Cooling Requirements.  The TwinFin and Skimmer appliances are compact, tightly integrated appliances that requires a significantly smaller data center “footprint” than traditional solutions. Because we build our systems specifically for data warehousing, we are able to more effectively integrate components in a rack-enabled solution consuming significantly less power and generating less heat than the solutions of our competitors.

High Degree of Scalability.  Our systems scale effectively with additional users or more sophisticated queries, as the limiting factor becomes disk access speed rather than shared I/O and network constraints. Because storage and processing are tightly coupled into a modular unit, as data scales, so does processing power without diminution of performance. Additionally, with no need for tuning or indexing, more users can be supported and additional capacity added very quickly and easily. Both the TwinFin and Skimmer appliances are priced to provide price-performance and system capacities at a low cost per terabyte. Customers can scale the TwinFin appliance by adding additional storage and processing modules in accordance with their expanding performance or data capacity needs.

Trust with Built-in Data Compliance & Auditing Capabilities.  Our Mantra appliance is designed specifically to enable high-performance data auditing of data warehouse appliances at a low total cost of ownership. The appliance offers data auditing reports for compliance regulations without impacting the performance of the warehouse. Additionally, our Mantra appliance offers real-time analytics to detect high-risk activities such as non-compliance events or suspicious activities indicative of data breaches. Our TwinFin appliance is also offered with the Mantra capability enabling a high level of confidence around compliance, security and governance.

Our Products

The Netezza family of data warehouse and analytic appliances currently consists of two primary product lines:

The TwinFin Series is our core performance line, with current data capacity ranging from less than one terabyte of data up to 1.2 petabytes. This is the primary product line from which we currently derive the substantial majority of our revenue. The TwinFin Series currently consists of eleven product models. The various models have different price points and support varying amounts of data capacity. The prices range from several hundred thousand dollars up to several million dollars.

The Skimmer Series currently consists of one product model and has available data capacity of up to ten terabytes. This product is sized and priced for our mid-market and smaller customers. Many of our customers purchase Skimmer as a development system to enable them to design and test new applications and queries prior to deploying them to a TwinFin Series production system.

Netezza Product Performance Scalability

		Entry
	Smallest	TwinFin	Largest
	Configuration	Configuration	Configuration
	(Skimmer 1)	(TwinFin 3)	(TwinFin 120)

Snippet Processing Blades (S-Blades)	1	3	120
Parallel Data Processing Streams	8	24	960
User Data Capacity (Terabytes)	10	32	1,280
Data Scan Rate (Terabytes/hour)	12	35	1,400

Our Mantra appliance is our enterprise data auditing and protection solution for meeting data compliance and security needs. The Mantra appliance also offers built-in data auditing and protection for the TwinFin appliance. The Mantra Enterprise appliance provides similar data auditing capabilities across the enterprise datacenter including support for other transactional databases and fileservers. This product line is scalable to any size business and can be managed in either a distributed or central configuration. For large-scale deployments, multiple Mantra or Mantra Enterprise appliances can be managed with a Mantra CMC appliance which provides for centralized reporting and policy management.

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

The architecture of the TwinFin and Skimmer appliances is based upon two guiding principles:

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

Our AMPP architecture is a two-tiered system designed to quickly handle very large queries from multiple users:

•	The first tier is a high-performance Linux SMP host that compiles data query tasks received from business intelligence applications, and generates query execution plans. It then divides a query into a sequence of sub-tasks, or snippets that can be executed in parallel, and distributes the snippets to the second tier for execution.

•	The second tier consists of one to hundreds of snippet processing blades, or S-Blades, where all the primary processing work of the appliance is executed. The S-Blades are intelligent processing nodes that make up the MPP engine of the appliance. Each S-Blade is an independent server that contains powerful multi-core Intel-based CPUs, Netezza’s proprietary multi-engine Field Programmable Gate Array, or FPGA, which have been programmed by us to accelerate streaming analytic performance and multiple gigabytes of RAM. The S-Blade is composed of a standard blade-server combined with a special Netezza Database Accelerator card which snaps right alongside the blade. Each S-Blade is, in turn, connected to multiple disk drives processing multiple data streams in a TwinFin or Skimmer in parallel.

With our approach, the pathways used by traditional architectures to deliver data to the host are streamlined and shortened. Because the query is initially screened at the disk drive level in the Netezza appliance, there is far less reliance on CPUs, data modeling, physical data partitioning or bandwidth for performance. This results in a significant competitive advantage over traditional systems, which often require shared connections over which large amounts of data must travel prior to any analysis, and which rely primarily on incremental gains in general-computing processing power that cannot overcome I/O constraints.

Customers

We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. As of January 31, 2010, our total installed base of customers was 325. Our customers span multiple vertical industries and include data-intensive companies and government agencies.

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

No customer accounted for greater than 10% of our total revenue in fiscal 2010, the Nielsen Company accounted for 16% of our total revenue in fiscal 2009 and AOL accounted for 10% of our total revenue in fiscal 2008.

Service and Support

We offer our customers service and support for the deployment and ongoing use of our appliances. We focus primarily on maintenance, although we offer training and consulting services on a limited basis as well. We believe the overall simplicity of our appliances limits the need for extensive training, customization and deployment services or ongoing consulting. Unlike vendors offering traditional systems, we do not depend on service offerings for revenue growth opportunities and, as a result, our interests in providing easy-to-use products are clearly aligned with those of our customers.

We provide our customers with support priced as a percentage of product sales. Our support strategy includes highly-trained support staff located in our Marlborough, Massachusetts headquarters, and worldwide installation and technical account management teams. We have invested in help desk, FAQ, trouble-ticketing and online forum infrastructure to enable our customers to log product and support issues, and to share best practices with each other. Our on-site hardware service is performed through hardware service relationships that we have with Hewlett-Packard and its affiliates, Unisys and its affiliates and IBM and its affiliates.

We offer training services to our customers in administration and usage of our appliances through three-day sessions as well as shorter sessions on-site and in our Marlborough, Massachusetts headquarters. In addition, we offer limited consulting services, in particular where the customers do not have the on-site staff required for their data warehouse projects and the projects are too small to justify systems integration partner services. These bundled services are provided by our technical account managers assigned to help customers with specific installation, integration and administration projects.

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

Sales and Marketing

We have established a worldwide sales and distribution network to sell data warehouse appliances to large global enterprises, mid-market companies and government agencies, both directly through our sales force and indirectly via distribution partners. Our direct sales force consists of paired teams of account executives and systems engineers who work closely together throughout the sales cycle. These teams are organized vertically and geographically and are focused on strategic account targets.

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

We conduct a broad range of marketing activities to promote market awareness of our products, generate product demand, accelerate sales and demonstrate our thought leadership. These include trade shows, field marketing events, public relations, analyst relations, user conferences, webinars and other activities. In addition, we are actively engaged with existing customers in marketing activities to build a community of users of Netezza appliances worldwide who can promote the benefits of our products from first-hand experience.

We have been recognized by industry analysts for our development of data warehouse appliances, and our company, technology and management team have garnered numerous industry awards and recognition for our innovation and vision.

Research and Development

Our research and development organization is responsible for designing, developing and testing our products and for integrating our appliances with partner solutions. Our product development approach utilizes a multi-disciplinary team of professionals with experience in a broad range of areas, including databases, networking, microcode, firmware, performance measurement, application programming interfaces, optimization techniques and user interface design. In addition to our internal research and development staff, we have contracted with Persistent Systems, located in Pune, India, to employ a dedicated team of engineers focused on quality assurance and product integration engineering. Research and development expenses were $41.1 million, $32.6 million and $23.9 million in fiscal 2010, 2009 and 2008, respectively. We plan to continue to invest in all areas of research and development to maintain our price/performance leadership and to continue to innovate in software, hardware and firmware design. We are also investing in an advanced development team that is engaged in prototyping technologies that enable new market applications for our products, leveraging our core product advantages.

Manufacturing

Our appliances integrate several commodity hardware components including blade servers, disk drives, servers, network switches and memory. Working closely with our primary supplier, IBM, and Avnet, one of the world’s largest electronic systems distributors, our manufacturing strategy is to manage the supply chain, manufacturing process, test process, finished goods inventory and logistics using third-party expertise and resources and a highly-leveraged outsourced manufacturing model.

We work closely with IBM and several suppliers to select components based on price/performance, reliability, and power and cooling characteristics. Our operations and engineering personnel work directly with these suppliers on technology roadmap and supply chain issues. We update our hardware platform roughly every 18 months, taking advantage of our suppliers’ advances and new market offerings. Our advanced manufacturing team, located in our Marlborough, Massachusetts headquarters, works closely with hardware engineering to review the hardware product roadmap and to plan short- and longer-term materials acquisition strategies, in addition to testing new components for manufacturability and reliability. We rely on a limited number of suppliers for several key components utilized in the assembly of our products, including disk drives and microprocessors. Although in many cases we use standard components for our products, some of these components may only be purchased or may only be available from a single supplier. In addition, we maintain relatively low inventory and acquire components only as needed, and neither we nor our contract manufacturer enter into long-term supply contracts for these components and none of our third-party suppliers is obligated to supply products to us for any specific period or in any specific quantities, except as may be provided in a particular purchase order.

We partner with Avnet, a global provider of electronics manufacturing and distribution services and a leading distributor of IBM blade-servers, server and storage equipment, for the manufacture and delivery of our systems. Under the terms of our agreement with Avnet, we commit to firm purchase orders based on our manufacturing requirements for a certain rolling period. In addition, we submit forecasts to Avnet based on our requirements for an additional rolling future period, for which we are only responsible for the components purchased by Avnet in reliance on our forecast. Our forecasts are rolled into our firm purchase orders as the manufacturing date approaches. Avnet may accept or reject any purchase order we submit.

We have implemented a formal product development life cycle process that is based on Software Engineering Institute, or SEI, and ISO guidelines and principles. We plan to continue to improve our manufacturing and quality processes, and to drive down the manufacturing costs of our appliances through scaling and improvements in overall design, including the ongoing evaluation of component costs.

Competition

The data warehouse industry has traditionally been dominated by a small number of major providers. EMC, Hewlett-Packard, IBM, Oracle, Sun Microsystems (which was acquired by Oracle in January 2010), Sybase and Teradata are our principal competitors in the data warehouse marketplace. Each of these companies provides several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services; however, they do not provide an integrated solution similar to ours. Many of our competitors have greater market presence, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing, distribution and other resources than we have. Moreover, many of our competitors have more extensive customer and partner relationships than we do, and may therefore be in a better position to identify and respond to market developments or changes in customer demands.

In addition to traditional data warehouse offerings, several new offerings and vendors have entered the market over the past few years. As the benefits of an appliance solution become evident in the marketplace, most of our competitors have introduced “appliance-like” offerings that combine traditional database software integrated with lower-cost, commodity hardware including servers and storage. In addition, several smaller vendors have entered the market, offering open source or proprietary database software with commodity hardware. Furthermore, we expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally developed systems. The success of any of these sources of competition, alone or in combination with others, could seriously harm our business, operating results and financial condition.

Competition in the data warehouse industry is based primarily on return on investment; performance; ease of deployment and administration; acquisition and operating costs; scalability; and power, cooling and footprint requirements. We believe we compete effectively based on all of these factors. Our TwinFin and Skimmer data warehouse appliances have demonstrated a performance advantage of 10 to 100 times greater query speed, a reduction of overall operations oversight and linear scalability in users and system capacity, while typically requiring less floor space, electric power and cooling capacity than the products provided by our major competitors. However, there can be no assurance that our products will continue to outperform those of our competitors or that our product advantages will always lead to customers choosing our products over those of our competitors.

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

As of January 31, 2010, we had 23 issued patents and 19 pending patent applications in the United States. These patents will expire on dates ranging from 2018 to 2026. We also had 3 granted patents in various European countries and 11 other European patent applications pending with the European Patent Office. These applications, if allowed, may be converted into issued patents in various European countries. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. To the extent that a patent is issued, any such future patent may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing this patent. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, strategic concerns, economic considerations or other factors. We will continue to assess appropriate occasions to seek patent protection for aspects of our technology that we believe provide us a significant competitive advantage in the market. However, we believe that effective and timely product innovation is more important to the success of our business than the protection of our existing technology.

We have registered the following trademarks in the United States: Netezza, the Netezza logo and design, Netezza Performance Server, NPS and Mantra. We have also filed for trademark registration in the United States for the following trademarks: TwinFin, Skimmer and the Netezza “N” logo. We also have numerous trademarks registered and trademark applications pending in foreign jurisdictions including: the European Union, India, Australia, China, Japan, Canada, Argentina, Hong Kong, Korea, Norway, Poland, Singapore, Switzerland, Taiwan, Thailand, Turkey, Mexico and Brazil. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.

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

Third parties could claim that our products or technologies infringe their proprietary rights. Our industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We are currently involved in litigation related to intellectual property rights of others and we have from time to time received letters from other parties alleging, or inquiring about, breaches of their intellectual property rights. We may in the future be sued for violations of other parties’ intellectual property rights, and the risk of such a lawsuit will likely increase as our size and market share expand and as the number of products and competitors in our market increase.

Employees

As of January 31, 2010, we had 425 employees worldwide, including 165 employees in sales and marketing, 165 employees in research and development, 52 employees in service and support, 31 employees in general administration and 12 employees in manufacturing. None of our employees are represented by a labor union, and we consider current employee relations to be good.

INFORMATION

Netezza makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission, which we refer to as the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Netezza will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2010 Annual Meeting of Stockholders, portions of which are incorporated herein by reference. Document requests are available by calling or writing to:

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers and the geographic regions in which we operate. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Over the past two fiscal years, there was a significant deterioration in economic conditions in many of the countries and regions in which we do business. Although there has recently been improvement in these economic conditions, they have caused some of our current or prospective customers to reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products. If our customers continue to reduce their information technology spending, or otherwise modify, delay or cancel plans to purchase our products, our operating results will be adversely affected.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of the recent economic downturn on customer purchases;

•	the impact of new competitors or new competitive offerings;

•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to develop and introduce new products and to enhance our existing products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our sales force;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

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

Our company has only been in existence since August 2000. We first began shipping products in February 2003 and much of our growth has occurred in the past several fiscal years. Our limited operating history and the rapid development of the data warehouse market in which we operate makes it difficult to evaluate our current business and our future prospects. As a result, we cannot be certain that we will sustain our growth or maintain profitability. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly-evolving industries. These risks include the need to:

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

We have been profitable for the last three fiscal years, generating net income of $4.2 million in fiscal 2010, $31.5 million in fiscal 2009 and $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. As of January 31, 2010, our accumulated deficit was $43.4 million. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.

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

If our new data warehouse appliance, the TwinFintm appliance, does not achieve widespread market acceptance, our operating results will suffer.

In August 2009, we announced the general availability of our next generation TwinFin appliance, which is the first in a family of new blade server-based appliances. We expect that sales of our new family of blade server-based data warehouse appliances, of which the TwinFin appliance is the first member, will generate the substantial majority of our anticipated product revenues in fiscal 2011. Our future sales and operating results will depend, to a significant extent, on the successful deployment and marketing of the TwinFin appliance. In order to achieve market penetration for the TwinFin appliance, we may be required to incur additional expenses in marketing and sales in advance of the realization of expected sales. There can be no assurance that the TwinFin appliance will achieve widespread acceptance in the market. If we incur delays in the manufacture and shipment of the TwinFin appliance or customer testing and verification takes longer than anticipated, or the TwinFin appliance does not achieve our planned levels of sales or the TwinFin appliance does not achieve performance specifications, our operating results will suffer and our competitive position could be impaired.

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

Currently, our most significant competition includes companies which typically sell several if not all elements of a data warehouse environment as individual products, including database software, servers, storage and professional services. These competitors are often leaders in many of these segments including EMC, Hewlett-Packard, IBM, Oracle, Sun Microsystems (which was acquired by Oracle in January 2010), Sybase and Teradata. In addition, a large number of fast growing companies have recently entered the market, many of them selling integrated appliance offerings similar to our products. Additionally, as the benefits of an appliance solution have become evident in the marketplace, many of our competitors have also begun to bundle their products into appliance-like offerings that more directly compete with our products. We also expect additional competition in the future from new and existing companies with whom we do not currently compete directly. As our industry evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies with whom we have partnerships and whose products interoperate with our own, that could acquire significant market share, which could adversely affect our business. We also face competition from internally developed systems. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

Our competitors protect their intellectual property rights by means such as trade secrets, patents, copyrights and trademarks. We have not conducted an independent review of patents issued to third parties. Third parties have asserted, and may assert in the future, claims that our products infringe patents or patent applications to which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties have brought, and could in the future bring, claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product that is the subject of the suit. In addition, we could be forced to redesign the product that uses any allegedly infringing technology.

In November 2009, we filed a lawsuit against Intelligent Integration Systems, Inc., a former solutions provider to Netezza that we refer to as IISi, alleging that IISi breached an agreement with us, as well as breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations and beneficial business relations and violations of the Massachusetts fair business practices act. In January 2010, IISi filed an answer and counterclaim in response to our complaint in which IISi alleges that we breached our contract with IISi, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment, business defamation, intentional interference with contractual relations and violations of the Massachusetts fair business practices act. In its counterclaim, IISi seeks unspecified monetary damages, an injunction requiring us to return its trade secrets and proprietary information, costs and attorneys fees. We intend to vigorously defend ourselves against IISi’s counterclaims. However, the prosecution of our lawsuit against IISi, and the defense against IISi’s counterclaims may require significant investment of time and financial resources.

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

Between January 31, 2005 and January 31, 2010, the number of our employees increased from 140 to 425 and our installed base of customers grew from 15 to 325. In addition, during that time period our number of office locations has increased from 3 to 18. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.

Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.

In the fiscal years ended January 31, 2010 and 2009, we derived approximately 11% and 3%, respectively, of our revenue from sales made by resellers and various integrators to U.S. federal government agencies, and this amount may increase substantially in future periods. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.

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

In the fiscal years ended January 31, 2010 and 2009, we derived approximately 20% and 26%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in ten different foreign countries. We expect our revenue and operations outside the United States will expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the fiscal years ended January 31, 2010 and 2009, we derived approximately 14% and 21%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.

Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.

Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 30% of our revenue in the fiscal year ended January 31, 2010 and 24% of our revenue in the fiscal year ended January 31, 2009). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.

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

Due to our inability to sell these securities at auction since late February 2008, on November 7, 2008, we accepted an offer from UBS AG, an investment broker through which we hold par value $13.3 million of auction rate securities as of January 31, 2010, that grants us the right to sell to UBS $13.3 million of our total $49.7 million auction rate securities position, at par, at any time during a two-year period beginning June 30, 2010, which we refer to as the put right. Nevertheless, the put right only provides us with the opportunity to liquidate a portion of our auction rate securities position and to the extent we are not able to liquidate the remainder of our auction rate securities, our lack of access to the underlying value of such securities could have a material impact on our income and results of operations.

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

We acquired NuTech Solutions, Inc. in May 2008 and Tizor Systems, Inc. in February 2009 (see Note 7 to our accompanying financial statements). In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. Any acquisitions we make could subject us to a number of risks, including:

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

We rely on a single contract manufacturer to assemble our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our ability to sell our products.

We currently rely on a single contract manufacturer to assemble our appliances, manage our appliance supply chain and participate in negotiations regarding appliance costs. While we believe that our use of this contract manufacturer provides benefits to our business, our reliance on it reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks could become more acute if we are successful in our efforts to increase revenue. If we fail to manage our relationships with this contract manufacturer effectively, or if the contract manufacturer experience delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, we are required to provide forecasts to the contract manufacturer regarding product demand and production levels. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results and financial condition.

Additionally, the contract manufacturer can terminate our agreement for any reason upon 60 days’ notice. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturer, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on acceptable terms or at all.

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

In addition to our internal research and development staff, we have contracted with Persistent Systems Ltd. located in Pune, India, to employ a dedicated team of engineers focused on certain aspects of our product development. Persistent Systems can terminate our agreement for any reason upon 15 days’ notice. If we were required to change our contract engineering firm, including due to a termination of the agreement with Persistent Systems, we may experience delays, incur increased costs or otherwise damage our customer relationships. We cannot assure you that we will be able to establish an alternative contract engineering firm relationship on acceptable terms or at all.

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

In October 2009, the FASB issued two accounting standards which significantly amended previous guidance for the recognition of certain revenue arrangements that include software elements and multiple-deliverable revenue arrangements. Although we are still currently evaluating the impact of adopting these standards, we plan to early adopt the guidance in the fiscal year beginning February 1, 2010 and this adoption may have a material affect on our operating results.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. SEC rules require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the fiscal year ended January 31, 2010, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act and SEC rules. Our compliance with these rules will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with these rules could subject us to a variety of administrative sanctions, including ineligibility for short form registration, action by the SEC, the suspension or delisting of our common stock from the NYSE and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

On November 20, 2009, we filed a complaint against Intelligent Integration Systems, Inc., a former solutions provider to Netezza that we refer to as IISi, in Superior Court in Suffolk County, Massachusetts. The complaint alleges that IISi breached an agreement with us, as well as breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations and beneficial business relations and violations of the Massachusetts fair business practices act. Our complaint against IISi seeks unspecified monetary damages, a declaration that our termination of our agreement with IISi was in accordance with the terms of that agreement and the return of our property and proprietary information from IISi, costs and attorneys fees. On January 22, 2010, IISi filed an answer and counterclaim in response to our complaint. In its counterclaim, IISi alleges that we breached our contract with IISi, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment, business defamation, intentional interference with contractual relations and violations of the Massachusetts fair business practices act. In its counterclaim, IISi seeks unspecified monetary damages, an injunction requiring us to return its trade secrets and proprietary information, costs and attorneys fees. We believe that the allegations in our compliant against IISi are meritorious and we intend to vigorously prosecute our lawsuit against IISi. We also believe we have meritorious defenses to each of IISi’s counterclaims in the lawsuit, and we are prepared to vigorously defend ourselves against those counterclaims.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on the New York Stock Exchange, or NYSE, under the symbol “NZ” since April 9, 2009. Prior to April 9, 2009, our common stock was traded on NYSE Arca under the symbol “NZ” since our initial public offering on July 19, 2007. Prior to our initial public offering, there was no public market for our common stock. The following table presents the high and low closing per share prices of Netezza common stock, as reported by the NYSE Arca with respect to the period from February 1, 2008 through April 8, 2009 and by the NYSE for the period from April 9, 2009 through January 31, 2010.

Fiscal Year 2009	High	Low

First fiscal quarter ended April 30, 2008	$10.60	$7.85
Second fiscal quarter ended July 31, 2008	$13.40	$10.09
Third fiscal quarter ended October 31, 2008	$14.03	$8.10
Fourth fiscal quarter ended January 31, 2009	$9.25	$5.12

Fiscal Year 2010
First fiscal quarter ended April 30, 2009	$8.13	$4.82
Second fiscal quarter ended July 31, 2009	$9.21	$6.63
Third fiscal quarter ended October 31, 2009	$11.69	$8.84
Fourth fiscal quarter ended January 31, 2010	$11.14	$9.09

The last reported sale price for our common stock on NYSE was $12.79 per share on March 31, 2010.

Stockholders

As of March 31, 2010, there were 169 holders of record of our common stock.

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

Comparative Stock Performance Graph

The following graph compares the relative performance of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph covers the period from July 19, 2007 (date of our initial public offering) through January 31, 2010.

COMPARISON OF CUMULATIVE TOTAL RETURN

ANNUAL RETURN PERCENTAGE
Years Ending

Company / Index	1/31/08	1/31/09	1/31/10
Netezza Corporation	(43.30)	(38.44)	49.75
S&P 500 Index	(10.34)	(38.63)	33.14
S&P Information Technology Index	(12.26)	(37.00)	52.75

INDEXED RETURNS
Years Ending

	Base
	Period
Company / Index	7/19/07	1/31/08	1/31/09	1/31/10
Netezza Corporation	100	56.70	34.91	52.27
S&P 500 Index	100	89.66	55.02	73.26
S&P Information Technology Index	100	87.74	55.27	84.43

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K.

	Fiscal Year Ended January 31,
	2010(1)(2)	2009(1)	2008	2007	2006
	(In thousands, except per share amounts)

Summary of Operations:
Revenue	$190,635	$187,769	$126,686	$79,621	$53,851
Operating income (loss)	3,650	12,589	403	(8,251)	(14,034)
Income (loss) before cummulative effect of change in accounting principle and accretion to preferred stock	4,190	31,519	1,994	(7,975)	(13,807)
Accretion to preferred stock	—	—	(2,853)	(5,931)	(5,797)
Net income (loss) attributable to common shareholders	4,190	31,519	(859)	(13,906)	(19,822)
Net income (loss) per share attributable to common stockholders — basic	$0.07	$0.53	$(0.03)	$(1.90)	$(2.99)
Net income (loss) per share attributable to common stockholders — diluted	$0.07	$0.50	$(0.03)	$(1.90)	$(2.99)
Weighted average common shares outstanding — basic	60,447	58,967	33,989	7,319	6,635
Weighted average common shares outstanding — diluted	63,062	62,791	33,989	7,319	6,635

(1)	On May 9, 2008, Netezza completed the acquisition of NuTech, whereby Netezza acquired NuTech for aggregate consideration of approximately $6.6 million. The financial data for the fiscal years ended January 31, 2009 and 2010 includes operating results for NuTech for the period following its acquisition, presented on a consolidated basis.

(2)	On February 18, 2009, Netezza completed the acquisition of Tizor, whereby Netezza acquired Tizor for aggregate consideration of approximately $3.1 million. The financial data for the fiscal year ended January 31, 2010 includes operating results for Tizor for the period following its acquisition, presented on a consolidated basis.

	As of January 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Working capital	$131,090	$113,330	$92,501	$25,899	$20,329
Total assets	283,597	258,859	198,752	69,199	45,864
Long-term debt, less current portion	—	—	—	4,099	2,489
Convertible redeemable preferred stock	—	—	—	97,131	91,200
Total stockholders’ equity (deficit)	197,593	176,622	136,475	(81,123)	(67,932)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were founded in August 2000 to develop data warehouse appliances that enable real-time business intelligence. Our appliances integrate database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. We also offer database activity-monitoring appliances that provide a solution for the monitoring and auditing of access to this critical stored data. The results of these queries and analyses on this critical data provide organizations with actionable information to improve their business operations. The amount of data that is being generated and stored by organizations is exploding. Organizations have seen significant growth in the users of business intelligence, an increasing number and sophistication of data queries, a need for real-time data availability, the need for advanced analytical techniques and the need for data auditing and monitoring capabilities. As the volume of data continues to grow, enterprises have recognized the value of analyzing such data to significantly improve their operations and competitive position. This increasing amount of data and the importance of data analysis have led to a heightened demand for data warehouses that provide the critical framework for data-driven enterprise decision-making and business intelligence, as well as solutions for security and monitoring of this stored data. Many traditional data warehouse systems were initially designed to aggregate and analyze smaller quantities of data, using general-purpose database, server and storage platforms manually integrated as a data warehouse system. Such patchwork architectures are often used by default to store and analyze data, despite the fact that they are not optimized to handle terabytes of constantly growing and changing data and as a result, are not as effective in handling the in-depth analyses that large businesses are now requiring of their data warehouse systems. The increasing number of users accessing the data warehouse and the sophistication of the queries employed by these users is making the strain of using these legacy systems even more challenging for many organizations.

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

There was a significant deterioration in economic conditions over the past two fiscal years in many of the countries and regions in which we do business. Although there has recently been improvement in these economic conditions, they have caused some of our current or prospective customers to reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products. In addition, some of our traditional competitors have introduced their own integrated data warehousing solutions which may cause our sales cycles to be delayed and may have an adverse impact on our business, operating results and financial condition.

We are headquartered in Marlborough, Massachusetts. Our personnel and operations are also located throughout the United States, as well as in the United Kingdom, Germany, Australia, Japan, Korea, Italy, Poland, France, Ireland, Singapore, India and Spain. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Revenue

We derive our revenue from sales of products and related services. We sell our data warehouse analytic and monitoring appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For fiscal 2010, 2009 and 2008, U.S. customers accounted for approximately 80%, 74% and 80% of our revenue, respectively.

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

Services Revenue.  We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services for fiscal 2010, 2009 and 2008 was 30%, 24% and 19%, respectively.

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of amounts paid to our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our appliance systems. Neither we nor our contract manufacturer enter into long-term supply contracts for our hardware components, which can cause our cost of product revenue to fluctuate. These product costs are recorded when the related product revenue is recognized. Cost of revenue also includes shipping, warehousing and logistics expenses, warranty reserves and inventory write-downs to write down the carrying value of inventory to the lower of cost or market. Shipping, warehousing, logistics costs and inventory write-downs are recognized as incurred. Estimated warranty costs are recorded when the related product revenue is recognized.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 425 employees at January 31, 2010 from 381 employees at January 31, 2009.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and employee benefits, sales commissions, marketing program expenses and shared overhead and fringe costs, which consist primarily of allocated facilities expenses and allocated corporate employee benefits. We plan to continue to invest in sales and marketing by increasing the number of our sales personnel worldwide, expanding our domestic and international sales and marketing activities, and further building brand awareness. Accordingly, we expect sales and marketing expenses to continue to increase in total dollars although we expect these expenses to be consistent as a percentage of total revenue. Generally, sales personnel are not immediately productive and thus sales and marketing expenses related to new sales hires are not immediately accompanied by higher revenue. Hiring additional sales personnel may reduce short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of hiring sales personnel and the rate at which they become productive will affect our future performance.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee benefits, shared overhead and fringe costs, which consist primarily of allocated facilities expenses and allocated corporate employee benefits, fees for professional services such as legal, accounting and compliance, investor relation expenses and insurance premiums, including premiums related to director and officer insurance. We may add to the number of general and administrative employees to ensure we have appropriate infrastructure to support the growth of our organization and to support the demands of public company compliance. Accordingly, we expect general and administrative expenses to continue to increase in total dollars although we expect these expenses to be consistent as a percentage of total revenue.

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

We enter into multiple element arrangements in the normal course of business with our customers. Elements in such arrangements are recognized when delivered and the amount allocated to each element is based on vendor specific objective evidence of fair value, or VSOE. VSOE is determined based upon the amount charged when an element is sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume and maintenance term. We review services revenue sold separately and maintenance renewal rates on a periodic basis and update, when appropriate; our VSOE of fair value for such services to ensure that it reflects our recent pricing experience. When VSOE exists for undelivered elements but not for the delivered elements, we use the “residual method.” Under the residual method, the fair values of the undelivered elements are initially deferred. The residual contract amount is then allocated to and recognized for the delivered elements. Thereafter, the amount deferred for the undelivered element is recognized when those elements are delivered. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is maintenance in which case the entire contract is recognized ratably over the maintenance period.

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

Our service revenue also consists of software customization and consulting service contracts. Services revenues are recognized either as services are performed and billed to customers for time and material arrangements or on the percentage-of-completion method for fixed fee contracts. Percentage-of-completion is measured by the percentage of software customization or consulting hours incurred to date to total estimated hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. Revisions in total estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. The calculation of compensation cost for options issued prior to our initial public offering in July 2007 required our Board of Directors, with input from management, to estimate the fair market value of our common stock on the date of grant of those options. These estimates of fair market value were determined based upon a number of objective and subjective factors and were, therefore, inherently subjective estimates.

For stock options and restricted stock granted to employees we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service-vesting feature. For awards with a performance condition vesting feature, of which there were none outstanding as of January 31, 2010, we recognize compensation cost based on the expected attainment of the performance condition of the award. Compensation cost is recognized on a straight-line basis over each expected vesting period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e. a graded-vesting basis).

We account for stock-based compensation expense for non-employees using the fair value method which requires the award to be re-measured at each reporting date until the award is fully vested. We estimate the fair value using the Black-Scholes option pricing model, and record the fair value of non-employee stock options as an expense using the graded-vesting basis over the term of the option.

Inventory Valuation

Inventories primarily consist of finished systems and are stated at the lower of cost or market value. A large portion of our inventory also relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. The number of evaluation units has increased due to our overall growth and an increase in our customer base. We assess the valuation of all inventories, including raw materials and finished goods, on a periodic basis. We write down inventory to its estimated market value if less than its cost. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. During the fiscal years ended January 31, 2010, 2009 and 2008, we recorded charges of $6.2 million, $5.4 million and $1.8, respectively, to write inventory down to the lower of cost or market.

Accounting for Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provisions for income taxes. We account for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

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

As of January 31, 2010, we had a remaining valuation allowance of $0.9 million against net deferred tax assets in the United States of which $0.6 million was recorded against other comprehensive income, and a remaining valuation allowance of $0.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the United States consisted of capital losses that we had determined were not more likely than not to be realized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions consisted primarily of net operating loss carryforwards that will likely expire without being utilized

Income tax expense related to our international subsidiaries generally results from taxable income generated by the subsidiary pursuant to intercompany service agreements. We believe the compensation associated with these service agreements is reasonable in light of the level and nature of services performed by our subsidiaries. However, if a foreign tax jurisdiction or the Internal Revenue Service were to challenge these arrangements, we could be subject to additional income tax expense either in the United States or the foreign jurisdiction.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation in the amount of approximately $4.8 million as of January 31, 2010. Consistent with prior years, we use the “with and without” approach in determining the order in which our tax attributes are utilized for book purposes. The “with and without” approach results in the recognition of the windfall stock option tax benefit through additional paid-in capital only after all of our other tax attributes have been considered in the annual tax accrual computation.

On February 1, 2007, we adopted an accounting standard which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of February 1, 2007, we had $0.3 million of unrecognized tax benefits, the benefit of which, if recognized, would favorably affect the income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 31, 2010, we recorded an unrecognized tax benefit of $4.6 million of which $2.2 million would favorably affect the income tax rate in future periods. To date we have not accrued interest and penalties on uncertain tax positions.

During the three months ended January 31, 2010, we recorded adjustments to correct immaterial errors to the income tax provision for amounts that should have been recorded in our financial statements for the three months ended October 31, 2009. The adjustments were identified in connection with our year-end tax analysis and relate primarily to federal and state tax credits. Recording these out-of-period adjustments had the effect of decreasing the income tax provision by $0.3 million for the three months ended January 31, 2010. We have concluded that the error was not material to our previously issued financial statements for the three months ended October 31, 2009 and the correction of the error is not material to our financial statements for the three months ended January 31, 2010. These adjustments had no effect on our financial statements for the year ended January 31, 2010.

Valuation of Investments

We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in our portfolio, if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Included in our long-term marketable securities at January 31, 2010 and 2009 were auction rate securities, or ARS, that are primarily AAA-rated bonds, most of which were collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days. Historically, the carrying value (par value) of ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended January 31, 2010, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the long-term nature of the underlying student loan bonds and the failure of the auction process to provide a current market, we classified these investments as long-term on our consolidated balance sheet as of January 31, 2010, except for ARS with respect to which we have entered into an agreement allowing us to sell such ARS beginning in June 2010 which have been classified as short-term.

In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of January 31, 2010 assumes a weighted average discount rate of between 1.1% and 2.1% and expected term of one to three years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of January 31, 2010, we have estimated an aggregate loss of $1.7 million, of which $1.6 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity and of which $0.1 million was related to the impairment of ARS deemed other-than-temporary and included in other income (expense), net in the consolidated statement of operations.

If we had used a term of one year or five years and a discount rate of 1.1% and 3.2% respectively, the gross unrealized loss would have been $0.5 million or $5.7 million, respectively. If we had used a term of one to three years and a discount rate of 1.1% or 3.2%, the gross unrealized loss would have been $0.9 million or $3.1 million, respectively. If we had used a term of one to three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $1.1 million or $2.3 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS to have a material impact on our financial conditions or results of operations during fiscal 2011.

Despite the failed auctions, we continue to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, except for ARS with respect to which we have entered into an agreement allowing us to sell such ARS beginning in June 2010, we have the intent and ability to hold our ARS until a recovery of the impairment because we believe we have sufficient cash and other marketable securities on-hand and from projected cash flows from operations such that we do not anticipate a need to sell our ARS prior to a recovery to par value. See “Liquidity and Capital Resources” below.

Valuation of Goodwill and Acquired Intangible Assets

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. We evaluate goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. For purposes of assessing goodwill for potential impairment, we have determined that we have one reporting unit based on our organizational structure and reporting. Our annual goodwill impairment test did not result in an impairment in fiscal 2010 or 2009. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $2.0 million and $4.1 million, respectively, at January 31, 2010. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Results of Operations for the Years Ended January 31, 2010, 2009 and 2008

The following table sets forth our consolidated results of operations for the periods shown.

				Percentage Change
	Fiscal Year Ended January 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
	(In thousands)

Revenue
Product	$134,340	$143,463	$102,994	(6.4)%	39.3%
Services	56,295	44,306	23,692	27.1%	87.0%

Total revenue	190,635	187,769	126,686	1.5%	48.2%

Cost of revenue
Product	49,856	57,350	42,527	(13.1)%	34.9%
Services	14,692	12,211	7,716	20.3%	58.3%

Total cost of revenue	64,548	69,561	50,243	(7.2)%	38.4%

Gross margin	126,087	118,208	76,443	6.7%	54.6%
Operating expenses
Sales and marketing	65,939	58,429	43,210	12.9%	35.2%
Research and development	41,110	32,557	23,880	26.3%	36.3%
General and administrative	15,388	14,633	8,950	5.2%	63.5%

Total operating expenses	122,437	105,619	76,040	15.9%	38.9%

Operating income	3,650	12,589	403	(71.0)%	(3023.8)%
Interest income	952	4,045	2,971	(76.5)%	36.1%
Interest expense	90	40	717	125.0%	(94.4)%
Other income (expense), net	366	(495)	298	(173.9)%	(266.1)%

Income before income taxes	4,878	16,099	2,955
Income tax expense (benefit)	688	(15,420)	961

Net income	$4,190	$31,519	$1,994

Revenue

Total revenue was $190.6 million, $187.8 million and $126.7 million in fiscal 2010, 2009 and 2008, respectively, representing increases of 2% in fiscal 2010 and 48% in fiscal 2009.

Product revenue was $134.3 million, $143.5 million and $103.0 million in fiscal 2010, 2009 and 2008, respectively, representing a decrease of 6% in fiscal 2010 and an increase of 39% in fiscal 2009. The decrease in fiscal 2010 was primarily the result of decreased sales volume to new customers and reflected the overall macroeconomic conditions during the year. Product revenue related to existing customer sales increased $1.3 million in fiscal 2010 and $23.3 million in fiscal 2009. Product revenue related to new customer sales decreased $10.4 million in fiscal 2010 and increased $17.2 million in fiscal 2009. The number of new customers added was 77 in fiscal 2010, 88 in fiscal 2009 and 55 in fiscal 2008. Our total installed base of Netezza customers was 325 at January 31, 2010.

Geographically, 83% of our product revenue was in North America and 17% was international for fiscal 2010, as compared to 78% of product revenue occurring in North America and 22% international in fiscal 2009 and 83% occurring in North America and 17% international in fiscal 2008. The number of sales and marketing employees increased to 165 at January 31, 2010, from 149 at January 31, 2009 and 104 at January 31, 2008. Our enhanced visibility and reputation in our industry, as our base of referenceable customers has grown, was an important factor in generating additional sales.

Services revenue was $56.3 million, $44.3 million and $23.7 million in fiscal 2010, 2009 and 2008, respectively, representing increases of 27% in fiscal 2010 and 87% in fiscal 2009. In fiscal 2009, 17% of the increase in services revenue was attributable to $3.5 million of service revenue generated by NuTech. The remainder of these increases was the result of increased product sales, and accompanying sales of new maintenance and support contracts combined with the renewal of maintenance and support contracts by existing customers. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.

Gross Margin

Total gross margin was 66% in fiscal 2010, 63% in fiscal 2009 and 60% in fiscal 2008.

Product gross margin was 63% in fiscal 2010, 60% in fiscal 2009 and was 59% in fiscal 2008. This increase in fiscal 2010 and 2009 was due primarily to a reduction in the cost of our hardware components and increased efficiencies from relationships with our contract manufacturers.

Services gross margin was 74% in fiscal 2010, 72% in fiscal 2009 and 67% in fiscal 2008. These increased service gross margins were a result of increased productivity resulting from attainment of economies of scale, as our base of renewable maintenance and support contracts with existing customers continues to grow.

Sales and Marketing Expenses

As a percentage of revenue, sales and marketing expenses were 35%, 31% and 34% in fiscal 2010, 2009 and 2008, respectively. The increase in sales and marketing expenses as a percentage of revenue from fiscal 2009 to fiscal 2010 primarily reflects an investment in our direct sales force with the number of sales and marketing employees increasing to 165 at January 31, 2010 from 149 at January 31, 2009. The decrease in sales and marketing expenses as a percentage of revenue from fiscal 2008 to fiscal 2009 is the result of our significant revenue growth in fiscal 2009 and attainment of economies of scale.

Sales and marketing expenses increased $7.5 million, or 13%, to $65.9 million in fiscal 2010 from $58.4 million in fiscal 2009. Sales and marketing expenses increased $15.2 million, or 35%, to $58.4 million in fiscal 2009 from $43.2 million in fiscal 2008.

The increase in sales and marketing expenses of $7.5 million in fiscal 2010 was due primarily to increases of $3.2 million in salaries and employee benefits, $1.7 million in marketing programs primarily related to our new generation TwinFin appliance, $0.7 million in stock-based compensation expense, $0.6 million in shared overhead and fringe costs and $0.4 million in sales commissions.

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

The number of sales and marketing employees increased to 165 at January 31, 2010 from 149 at January 31, 2009 and 104 at January 31, 2008, in order to expand our sales force to provide better geographic distribution and market penetration.

Research and Development Expenses

As a percentage of revenue, research and development expenses were 22%, 17% and 19% in fiscal 2010, 2009 and 2008, respectively. The increase in research and development expenses as a percentage of revenue in fiscal 2010 primarily reflects significant investments in product development associated with the development and release of our TwinFin appliance in the fiscal year. The decrease in research and development expenses as a percentage of revenue in fiscal 2009 is the result of our significant revenue growth in fiscal 2009 and attainment of economies of scale.

Research and development expenses increased $8.6 million, or 26%, to $41.1 million in fiscal 2010 from $32.6 million in fiscal 2009. Research and development expenses increased $8.7 million, or 36%, in fiscal 2009 from $23.9 million in fiscal 2008.

The increase in research and development expenses of $8.6 million in fiscal 2010 was due primarily to increases of $3.8 million in salaries and employee benefits due to additional headcount, $1.3 million in prototype expense primarily related to product development for our TwinFin appliance, $0.9 million in shared overhead and fringe costs, $0.7 million in depreciation and amortization expense and $0.7 million in stock-based compensation expense.

The increase in research and development expenses of $8.7 million in fiscal 2009 was due primarily to increases of $3.9 million in salaries, benefits and offshore consulting costs, $1.7 million in prototype expense and inventory expensed and $1.1 million in stock-based compensation expense.

The number of research and development employees increased to 165 at January 31, 2010 from 113 at January 31, 2009 and 101 at January 31, 2008, to help us broaden and improve the development of new technology and product enhancements. The offshore development team from our contract engineering firm increased to 68 people at January 31, 2010 from 64 people at January 31, 2009 and 62 people at January 31, 2008, in order to take advantage of the cost efficiencies associated with offshore research and development resources.

General and Administrative Expenses

As a percentage of revenue, general and administrative expenses were 8%, 8%, and 7% in fiscal 2010, 2009 and 2008, respectively. General and administrative expenses increased $0.8 million, or 5%, in fiscal 2010 to $15.4 million from $14.6 million in fiscal 2009. General and administrative expenses increased $5.7 million, or 63%, to $14.6 million in fiscal 2009 from $8.9 million in fiscal 2008.

The increase in general and administrative expenses of $0.8 million in fiscal 2010 over fiscal 2009 was due primarily to increases of $0.6 million in salaries and benefits, $0.8 million in tax consulting, legal, insurance and other consulting costs, $0.5 million in stock-based compensation expense and $0.2 million in depreciation and amortization expense, partially offset by a decrease of $1.6 million in shared overhead and fringe costs.

The increase in general and administrative expenses of $5.7 million in fiscal 2009 over fiscal 2008 was due primarily to increases of $2.4 million in salaries and benefits, $1.3 million in audit, tax, legal, insurance and consulting costs and $0.9 million in stock-based compensation expense.

The number of general and administrative employees was 31 at January 31, 2010, 40 at January 31, 2009, and 23 at January 31, 2008. These changes in headcount primarily resulted from 10 duplicative general and administrative roles from the NuTech acquisition in 2009, which were reduced in 2010. We may add to the number of general and administrative employees to ensure we have appropriate infrastructure to support the growth of our organization and to support the additional demands of public company compliance.

Interest Income (Expense), Net

We recorded $0.9 million of interest income, net in fiscal 2010 as compared to $4.0 million in fiscal 2009 and $2.3 million in fiscal 2008. Interest income, net for fiscal 2010 was comprised of interest income of $1.0 million and interest expense of $0.1 million. Interest income, net for fiscal 2009 was comprised of interest income of $3.7 million and $0.3 million of net realized gains on the sale of marketable securities. The components of interest income, net for fiscal 2008 were interest income of $2.7 million, net realized gains on the sale of marketable securities of $0.3 million and interest expense of $0.7 million.

Interest income, net decreased $3.1 million for fiscal 2010 from fiscal 2009, primarily due to lower rates of return as compared to fiscal 2009 and lower average cash and investment balances, due primarily to cash used in operating activities. Interest income increased $1.0 million for fiscal 2009 over fiscal 2008, primarily due to higher average cash and investment balances, partially offset by lower rates of return as compared to fiscal 2008. The increase in our average cash and investment balances was due primarily to cash generated from operations.

Other Income/(Expense), Net

We incurred other income, net of $0.4 million in fiscal 2010, other expense, net of $0.5 million in fiscal 2009, and other income, net of $0.3 million in fiscal 2008.

The components of other income, net for fiscal 2010 were $0.4 million related to a gain on bargain purchase resulting from an acquisition and $1.4 million of gains on trading securities. These amounts are partially offset by a $1.2 million loss on the change in fair value of our auction rate security put right and $0.3 million of transaction losses for activities in our foreign subsidiaries.

The components of other expense, net, for fiscal 2009 were $0.4 million of transaction losses for activities in our foreign subsidiaries, partially offset by a $0.1 million gain associated with changes in the fair value of foreign currency forward contracts and other income. During fiscal 2009, we recorded a net loss on investments of $0.3 million, which reflects a loss of $1.6 million due to other-than-temporary impairments on marketable securities and a gain of $1.3 million realized on a put right for the right to sell its auction rate securities received from one of our investment advisors in November 2008.

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

Provision for Income Taxes

We recorded an income tax provision of $0.7 million for fiscal 2010, as compared to an income tax benefit of $15.4 million for fiscal 2009, and an income tax provision of $1.0 million for fiscal 2008.

For the year ended January 31, 2010, our effective tax rate was a provision of 14.1% on pre-tax income of $4.9 million as compared to a benefit of 95.8% in 2009 and a provision of 32.5% in 2008, on pre-tax income of $16.1 million and $3.0 million respectively. Our effective tax rate in 2010 was lower than the statutory federal income tax rate of 35% due primarily to use of research and development tax credits to offset our U.S. taxable income. Our effective tax rates for the years ended January 31, 2009 and 2008 were lower than the federal income tax rate of 35%, due primarily to release of valuation allowances recorded against net deferred tax assets and use of NOLs and research and development tax credits to offset our U.S. taxable income offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

As of January 31, 2010, we had a remaining valuation allowance of $0.9 million against net deferred tax assets in the U.S. of which $0.6 million was recorded against other comprehensive income, and a remaining valuation allowance of $0.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consisted of capital losses that we had determined were not more likely than not to be realized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions consisted primarily of net operating loss carryforwards that will likely expire without being utilized.

Non-GAAP Net Income and Non-GAAP Net Income per Share

Non-GAAP net income and non-GAAP net income per share are alternative views of our performance used by management that we are providing because management believes this information enhances investors’ understanding of our results and is used by us in public communications. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain non-cash items that may not be indicative of our core business or future outlook. The presentation of these non-GAAP measures is not intended to be considered in isolation from, as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP.

The non-GAAP financial measures presented by us exclude non-cash employee stock-based compensation, amortization of acquired intangible assets, the net mark-to-market impact related to an unrealized gain on a put option received for ARS offset by the unrealized loss on the underlying ARS, an income tax benefit resulting from the release of a valuation allowance on deferred tax assets, a gain on bargain purchase, the related income tax effect of excluding these expenses and, where applicable, accretion of preferred stock dividends. Because of the varying valuation methodologies and assumptions that companies use, we believe that excluding non-cash employee stock-based compensation allows investors to analyze our business over multiple periods and provide more meaningful comparisons with other companies. Because the amount of amortization of acquired intangible assets varies in amount and frequency and is significantly affected by the timing and size of our acquisitions, we believe that excluding amortization of acquired intangible assets allows investors to analyze our business over multiple periods and provide more meaningful comparison with other companies. During the fourth fiscal quarter of 2009, a net mark-to-market charge related to an unrealized gain on a put option received in the quarter for ARS offset by the unrealized loss on the underlying ARS was recorded to other income (expense), net. This amount is excluded to aid in comparing current and future operating results with those of past periods. During the fourth fiscal quarter of 2009, an income tax benefit was realized upon the release of a valuation allowance on specific deferred tax assets that was no longer required. This income tax benefit is excluded from non-GAAP operating results to aid in comparing current and future operating results with those of past periods. The gain on bargain purchase, which was recorded in the three months ended July 31, 2009, resulted from the value of identifiable net assets acquired exceeding the value of the purchase price for our acquisition of Tizor Systems, Inc. Since we had no gain on bargain purchase in any prior periods and due to the non-recurring nature of this charge, we are presenting our operating results without this gain to allow for a more meaningful comparison of current periods to prior year periods. Upon the closing of our initial public offering, accretion of preferred dividends was no longer applicable due to the conversion of preferred stock to common stock, and we believe that excluding accretion of preferred dividends from non-GAAP results will aid in comparing current and future operating results with those of past periods.

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows (in thousands except per share data):

	Fiscal Year Ended January 31,
	2010	2009	2008

Net income (loss) attributable to common stockholders as reported under GAAP	$4,190	$31,519	$(859)
Adjustments to GAAP net income (loss):
Non-cash employee stock based compensation	9,814	7,773	4,271
Amortization of acquired intangible assets	1,038	465	—
Impairment loss on investment(1)	—	228	—
Tax benefit adjustments(2)	—	(19,950)	—
Gain on bargain purchase(3)	(365)	—	—
Accretion to preferred stock(4)	—	—	2,853
Income tax effect(5)	(2,872)	—	—

Non-GAAP net income attributable to common stockholders	$11,805	$20,035	$6,265

Earnings per share as reported under GAAP — diluted	$0.07	$0.50	$(0.03)
Earnings per share impact of excluded items	0.12	(0.18)	0.21

Non-GAAP earnings per share — diluted	$0.19	$0.32	$0.18

(1)	Represents net mark-to-market impact related to an unrealized gain on a put option received for ARS offset by the unrealized loss on the underlying ARS.

(2)	Represents income tax benefit resulting from the release of the tax valuation allowance on deferred tax assets that was no longer deemed necessary and income tax effect of excluding stock-based compensation, and amortization of acquired intangible assets.

(3)	Represents gain on bargain purchase resulting from the value of identifiable net assets acquired exceeding the value of the purchase price for our acquisition of Tizor Systems, Inc.

(4)	Represents accretion of preferred stock dividends on our Series A through D convertible redeemable preferred stock prior to its conversion to common stock on July 24, 2007.

(5)	Income tax effect of excluding stock-based compensation, amortization of acquired intangible assets and gain on bargain purchase. The method used to determine this adjustment was to calculate the fiscal year tax provision excluding these charges as compared to the fiscal year tax provision including these charges. For fiscal 2009, the total income tax effect is reported with the tax benefit adjustment (see footnote 2 above). For fiscal 2008, the full valuation allowance on deferred tax assets resulted in no income tax effect to present.

Liquidity and Capital Resources

As of January 31, 2010, our principal sources of liquidity were cash and cash equivalents of $40.6 million, short-term investments in U.S. treasury and government agency securities of $50.9 million and accounts receivable of $53.5 million.

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

At January 31, 2010, we held ARS with a par value totaling $49.7 million. These ARS, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of January 31, 2010 assumes a weighted average discount rate of between 1.1% and 2.1% and an expected term of one to three years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of January 31, 2010, we have estimated an aggregate loss of $1.7 million, of which $1.6 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity and of which $0.1 million was related to the impairment of ARS deemed other-than-temporary and included in other income (expense), net in the consolidated statement of operations.

If we had used an expected term of one year or five years and a discount rate of 1.1% and 3.2% respectively, the gross unrealized loss would have been $0.5 million or $5.7 million, respectively. If we had used an expected term of one to three years and a discount rate of 1.1% or 3.2%, the gross unrealized loss would have been $0.9 million or $3.1 million, respectively. If we had used an expected term of one to three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $1.1 million or $2.3 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS to have a material impact on our financial conditions or results of operations during fiscal 2011.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousands)

Net cash provided by/(used in), operating activities	$(8,271)	$41,450	$26,937
Net cash provided by/(used in), investing activities	(67,273)	20,084	(91,759)
Net cash provided by financing activities	4,091	4,620	106,884

Cash Provided by/ (Used In) Operating Activities

Net cash used in operating activities was $8.3 million in fiscal 2010 and primarily consisted of an increase in accounts receivable of $18.9 million primarily due to the timing of billing and collections of customer invoices, an increase in inventory of $11.0 million primarily due to increased production of TwinFin inventory and a benefit from deferred income taxes, net of $2.8 million, partially offset by net income of $4.2 million and an increase in accounts payable of $3.9 million. In addition, in fiscal 2010 we had stock-based compensation expense of $9.9 million and depreciation and amortization expense of $7.2 million, each of which is a non-cash expense.

Net cash provided by operating activities was $41.5 million in fiscal 2009 and primarily consisted of net income of $31.5 million, an increase in deferred revenue of $9.2 million, a decrease in inventory of $10.5 million, an increase in accrued expenses of $4.7 million and an increase in accounts payable of $3.0 million. In addition, in fiscal 2009 we had depreciation and amortization expense of $5.4 million, stock-based compensation expense of $7.8 million and an impairment of other long-term assets of $0.8 million. These sources of cash were partially offset by a benefit from deferred income taxes, net of $20.8 million as a result of the reduction of a valuation allowance and an increase in accounts receivable of $11.6 million primarily due to the timing of billing and collections of customer invoices.

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

Cash Provided by/ (Used in) Investing Activities

Net cash used in investing activities was $67.3 million in fiscal 2010, which primarily consisted of purchases of short-term and long-term U.S. treasury and government agency securities of $72.9 million, $3.3 million of capital expenditures related primarily to new product development and $2.0 million, net of cash acquired, used to acquire Tizor Systems, Inc. These uses of cash were partially offset by $11.5 million of sales and maturities of our investments.

Net cash provided by investing activities was $20.1 million in fiscal 2009, which primarily consisted of $43.9 million of sales and maturities of our investments. These proceeds were partially offset by $7.4 million used to purchase our investments, $6.2 million used to acquire NuTech, $5.8 million of capital expenditures and $4.4 million used to purchase other assets.

Net cash used in investing activities was $91.8 million in fiscal 2008, which primarily consisted of $134.4 million of net proceeds from our initial public offering used to purchase our short-term investments, and $1.1 million of capital expenditures. These uses of cash were partially offset by $43.8 million of sales and maturities of our short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.1 million in fiscal 2010, which primarily consisted of proceeds received from the issuance of common stock upon the exercise of stock options of $2.3 million and $1.8 million in excess tax benefits from stock-based compensation, which lowered our income taxes payable.

Net cash provided by financing activities was $4.6 million in fiscal 2009, which primarily consisted of proceeds received from the issuance of common stock upon the exercise of stock options of $2.7 million and $1.9 million in excess tax benefits from stock-based compensation, which lowered our income taxes payable.

Net cash provided by financing activities was $106.9 million in fiscal 2008, which primarily consisted of $113.5 million of proceeds from issuance of common stock, which included proceeds from our initial public offering of $113.0 million, net of underwriting discounts and expenses, and $8.0 million of borrowings under our debt facilities, partially offset by repayment of $14.6 million under our debt facilities.

Contractual Obligations

The following is a summary of our contractual obligations as of January 31, 2010:

		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)

Operating lease obligations	$12,081	$3,069	$4,250	$3,785	$977
Purchase obligations(1)	21,701	21,701	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturer for the procurement of assembled appliance systems for the next three months.

The table above does not reflect unrecognized tax benefits of $4.6 million, the timing of which is uncertain.

We believe that our cash and cash equivalents of $40.6 million and our short-term marketable securities of $64.0 million, both as of January 31, 2010, will be sufficient to fund our projected operating requirements for at least the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth and the expansion of our sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.

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

In February 2009, an amendment to the accounting and disclosure requirements for business combinations became effective for us. This amendment significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Our acquisition of Tizor Systems, Inc. in February 2009 (see Note 7) was accounted for under this amendment. This amendment may have a material impact on our consolidated financial statements if or when we enter into future business combinations.

In February 2009, a statement that changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity, became effective for us. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of January 31, 2010, we did not have any minority interests.

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

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or the Codification. The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when VSOE or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We plan to early adopt the guidance in the fiscal year beginning February 1, 2010. We are currently evaluating the impact of adopting the provisions of this standard on our financial statements and related disclosures.

In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting the provisions of this standard. We plan to early adopt the guidance in the fiscal year beginning February 1, 2010. We are currently evaluating the impact of adopting the provisions of this standard on our financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the FASB and subsequently adopted by us as of the specified effective date. Except for the accounting standards issued in October 2009 for which we are currently evaluating the impact and unless otherwise discussed above, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated results of operations and financial condition upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the Euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of January 31, 2010, we had $6.1 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars, Japanese yen and euros, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.

At January 31, 2010, we had outstanding foreign currency forward contracts with an aggregate notional value of $18.1 million, denominated in euros, British pounds, Australian dollars and Japanese yen. The mark-to-market effect associated with these contracts was an immaterial net unrealized gain at January 31, 2010. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

Interest Rate Risk

We had an unrestricted cash and cash equivalents balance of $40.6 million at January 31, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, and increases in interest rates may increase future interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.

At January 31, 2010, we held ARS with a par value of $49.7 million that had experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of January 31, 2010. On November 7, 2008, we accepted an offer from UBS AG, one of our brokers, which provided us with rights to sell UBS our ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. As a result of accepting this offer, we have classified our ARS position with UBS, totaling a par value of $13.3 million at January 31, 2010, as short-term assets in our consolidated balance sheet. We have recorded a gross unrealized loss of $1.7 million related to impairment of our entire ARS position. See Note 4 to the accompanying financial statements for a description of how we value these ARS. Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of one year or five years and a discount rate of 1.1% and 3.2% respectively, the gross unrealized loss would have been $0.5 million or $5.7 million, respectively. If we had used a term of one to three years and a discount rate of 1.1% or 3.2%, the gross unrealized loss would have been $0.9 million or $3.1 million, respectively. If we had used a term of one to three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $1.1 million or $2.3 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS to have a material impact on our financial conditions or results of operations during fiscal 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NETEZZA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Netezza Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Netezza Corporation and its subsidiaries at January 31, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 1, 2010

NETEZZA CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$40,638	$111,635
Short-term marketable securities	64,020	—
Accounts receivable	53,450	34,457
Inventory	28,708	18,409
Deferred tax assets, net	14,490	12,723
Restricted cash	60	379
Prepaid expenses and other current assets	4,675	3,160

Total current assets	206,041	180,763
Property and equipment, net	8,469	9,586
Deferred tax assets, net	12,048	9,415
Goodwill	2,000	2,000
Intangible assets, net	4,056	2,935
Long-term marketable securities	49,769	49,222
Restricted cash	639	739
Other long-term assets	575	4,199

Total assets	$283,597	$258,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,604	$8,424
Accrued expenses	5,906	6,301
Accrued compensation and benefits	6,776	6,352
Current portion of deferred revenue	49,665	46,356

Total current liabilities	74,951	67,433
Long-term deferrred revenue	8,727	11,979
Other long-term liabilities	2,326	2,825

Total long-term liabilities	11,053	14,804

Total liabilities	86,004	82,237

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at January 31, 2010 and 2009; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at January 31, 2010 and 2009, 61,021,370 and 59,760,440 shares issued at January 31, 2010 and 2009, respectively	61	60
Treasury stock, at cost; 139,062 shares at January 31, 2010 and 2009	(14)	(14)
Additional paid-in-capital	242,901	228,658
Accumulated other comprehensive loss	(1,924)	(4,461)
Accumulated deficit	(43,431)	(47,621)

Total stockholders’ equity	197,593	176,622

Total liabilities and stockholders’ equity	$283,597	$258,859

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue
Product	$134,340	$143,463	$102,994
Services	56,295	44,306	23,692

Total revenue	190,635	187,769	126,686
Cost of revenue
Product	49,856	57,350	42,527
Services	14,692	12,211	7,716

Total cost of revenue	64,548	69,561	50,243

Gross margin	126,087	118,208	76,443
Operating expenses
Sales and marketing	65,939	58,429	43,210
Research and development	41,110	32,557	23,880
General and administrative	15,388	14,633	8,950

Total operating expenses	122,437	105,619	76,040

Operating income	3,650	12,589	403
Interest income	952	4,045	2,971
Interest expense	90	40	717
Other income (expense), net	366	(495)	298

Income before income tax expense (benefit) and accretion to preferred stock	$4,878	$16,099	$2,955
Income tax expense (benefit)	688	(15,420)	961

Net income	$4,190	$31,519	$1,994
Accretion to preferred stock	—	—	(2,853)

Net income (loss) attributable to common stockholders	$4,190	$31,519	$(859)

Net income (loss) per share attributable to common stockholders
Basic	$0.07	$0.53	$(0.03)

Diluted	$0.07	$0.50	$(0.03)

Weighted average common shares outstanding — basic and diluted
Basic	60,447	58,967	33,989
Diluted	63,062	62,791	33,989

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Income	Deficit	Equity (Deficit)
	(In thousands, except share amounts)

Balance at January 31, 2007	7,542,372	$8	139,062	$(14)	$—	$(284)	$(80,833)	$(81,123)
Issuance of common stock upon exercise of stock options	802,697	1	—	—	569	—	—	570
Vesting of restricted common stock	23,750	—	—	—	9	—	—	9
Issuance of common stock upon exercise of warrants	209,048	—	—	—	—	—	—	—
Stock options issued to consultants	—	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	4,271	—	—	4,271
Accretion of preferred stock to redemption value	—	—	—	—	(2,552)	—	(301)	(2,853)
Conversion of preferred stock to common stock	38,802,036	39	—	—	100,473	—	—	100,512
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	494	—	—	494
Proceeds of initial public offering, net of offering expenses	10,350,000	10	—	—	112,943	—	—	112,953
Other comprehensive income	—	—	—	—	—	(398)	—	(398)
Net income	—	—	—	—	—	—	1,994	1,994

Balance at January 31, 2008	57,729,903	58	139,062	(14)	216,253	(682)	(79,140)	136,475
Issuance of common stock upon exercise of stock options	2,002,829	2	—	—	2,699	—	—	2,701
Issuance of restricted common stock	27,708	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,773	—	—	7,773
Stock options issued to consultants	—	—	—	—	14	—	—	14
Excess tax benefit from stock-based compensation					1,919			1,919
Other comprehensive income	—	—	—	—	—	(3,779)	—	(3,779)
Net Income	—	—	—	—	—	—	31,519	31,519

Balance at January 31, 2009	59,760,440	60	139,062	(14)	228,658	(4,461)	(47,621)	176,622
Issuance of common stock upon exercise of stock options	1,173,122	1	—	—	2,290	—	—	2,291
Issuance of restricted common stock	87,808	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,814	—	—	9,814
Stock options issued to consultants	—	—	—	—	47	—	—	47
Excess tax benefit from stock-based compensation					2,092			2,092
Other comprehensive income	—	—	—	—	—	2,537	—	2,537
Net Income	—	—	—	—	—	—	4,190	4,190

Balance at January 31, 2010	61,021,370	$61	139,062	$(14)	$242,901	$(1,924)	$(43,431)	$197,593

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$4,190	$31,519	$1,994
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Depreciation and amortization	7,248	5,388	3,300
Stock-based compensation expense	9,861	7,787	4,317
Excess tax benefit from stock-based compensation	360	—	—
Benefit from deferred income taxes, net	(2,832)	(20,786)	—
Gain on bargain purchase from acquisition of business	(365)	—	—
Change in carrying value of preferred stock warrant liability	—	—	257
Noncash interest expense related to issuance of warrants	—	—	183
Loss (gain) on trading securities	(1,387)	1,551	—
Loss (gain) on auction rate securities written put right	1,172	(1,324)	—
Impairment of other long-term assets	467	800
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(18,887)	(11,563)	12,152
Inventory	(10,989)	10,490	(8,763)
Other assets	(1,094)	680	(2,748)
Accounts payable	3,947	2,995	(7,154)
Accrued compensation and benefits	343	1,175	856
Accrued expenses	(149)	3,556	1,111
Deferred revenue	(156)	9,182	21,432

Net cash provided by (used in) operating activities	(8,271)	41,450	26,937

Cash flows from investing activities
Purchase of investments	(72,898)	(7,377)	(134,449)
Sales and maturities of investments	11,525	43,854	43,832
Acquisition of business, net of cash acquired	(2,007)	(6,221)	—
Purchases of property and equipment	(3,348)	(5,751)	(1,142)
Change in other long-term assets	(1,000)	(3,682)	—
Decrease (increase) in restricted cash	455	(739)	—

Net cash provided by (used in) investing activities	(67,273)	20,084	(91,759)

Cash flows from financing activities
Proceeds from note payable	—	—	8,000
Repayment of note payable	—	—	(14,639)
Proceeds from issuance of common stock, net	2,291	2,701	113,523
Excess tax benefit from stock-based compensation	1,800	1,919	—

Net cash provided by financing activities	4,091	4,620	106,884

Net increase (decrease) in cash and cash equivalents	(71,453)	66,154	42,062
Effect of exchange rate changes on cash and cash equivalents	456	(703)	(896)
Cash and cash equivalents, beginning of year	111,635	46,184	5,018

Cash and cash equivalents, end of year	$40,638	$111,635	$46,184

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$588
Cash paid for taxes	$576	$1,771	$288

See accompanying Notes to Consolidated Financial Statements

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Netezza Corporation (the “Company”) is a provider of data warehouse, analytic and monitoring appliances. The Company’s TwinFintm and Skimmertm data warehouse products, which replace the Netezza Performance Server, or NPS family of data warehouses, integrate database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The Company also offers its Mantra® database activity-monitoring appliance that provides a solution for the monitoring and auditing of access to this critical stored data. The results of these queries and analyses, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. The Company’s data warehouse appliances were designed specifically for analysis of terabytes or petabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems. The Company’s data warehouse appliances perform faster, deeper and more iterative analyses on larger amounts of detailed data, giving customers greater insight into trends and anomalies in their businesses, thereby enabling them to make better strategic decisions.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of investments in money market funds, U.S. treasury and government agency securities and certificates of deposit of major financial institutions. Accordingly, investments are subject to minimal credit and market risk. At January 31, 2010 and January 31, 2009, cash equivalents were comprised of money market funds totaling $22.7 million and $97.4 million, respectively. Restricted cash consists of certificates of deposit required to be maintained by the Company under letters of credit to comply with the requirements of office space lease agreements. The letters of credit totaled $0.7 million and $1.1 million at January 31, 2010 and January 31, 2009, respectively.

Fair Value of Financial Measurements

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value which consist primarily of cash equivalents, investments, and foreign currency forward contracts. See Note 4 for a further discussion on fair value of financial measurements of these assets and liabilities.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, and accrued expenses and accrued compensation and benefits approximate fair values due to their short-term maturities.

Investments

The Company accounts for and classifies its investments as either “held-to-maturity,” “available-for-sale,” or “trading”. The determination of the appropriate classification by the Company is based on a variety of factors, including management’s intent at the time of purchase.

Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. At January 31, 2010, the Company had no investments which were classified as held-to-maturity.

Available-for-sale securities are those securities which the Company views as available for use in current operations. Available-for-sale investments are stated at fair value with their unrealized gains and losses included as a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss,” until such gains and losses are realized. At January 31, 2010, the Company had $100.6 million of investments which were classified as available-for-sale.

Trading securities are those securities which are bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are classified as short-term investments, even though the stated maturity date may be one year or more beyond the current balance sheet date. Trading securities are stated at fair value with their unrealized gains and losses included in current earnings. At January 31, 2010, the Company had $13.2 million of investments which were classified as trading.

On February 1, 2009, the Company adopted an accounting standard which permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on February 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the fiscal years ended January 31, 2010 and January 31, 2009, except for the put right related to the Company’s auction rate securities (see Note 4).

Gross realized gains and losses are determined on the specific identification method and are included in interest income in the statement of operations. During the fiscal years ended January 31, 2010, 2009 and 2008, realized gains were $0.0 million, $0.3 million and $0.3 million, respectively. Interest income is accrued as earned.

Investment in Pi Solutions

In the second and third quarter of fiscal 2009, the Company invested $0.8 million in Pi Solutions, a third-party company that develops and markets analytics applications. This investment entitles the Company to a series of preferred stock of Pi Solutions, and is accounted for using the cost method.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company regularly monitored this investment to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluated whether or not this investment had been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. In connection with this evaluation, the Company determined that its investment was impaired and recorded an impairment charge of $0.8 million in the fourth quarter of fiscal 2009 to reduce the carrying value of the investment to $0 as of both January 31, 2010 and January 31, 2009. The impairment charge is included in sales and marketing and research and development in the Statement of Operations for the fiscal year ended January 31, 2009 in the amounts of $0.4 million and $0.4 million, respectively.

Derivatives

The Company applies accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met, and the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

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

At January 31, 2010, the Company had outstanding foreign currency forward contracts with an aggregate notional value of $18.1 million, denominated in euros, British pounds, Australian dollars and Japanese yen. The mark-to-market effect associated with these contracts was an immaterial net unrealized gain at January 31, 2010. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

Inventory

Inventories are stated at the lower of standard cost or market value. Cost is determined by average costing and market value represents the lower of replacement cost or estimated net realizable value. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimated demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

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

Goodwill and Acquired Intangible Assets

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. For purposes of assessing goodwill for potential impairment, the Company has determined that it has one reporting unit based on the Company’s organizational structure and reporting. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

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

Revenue Recognition

The Company derives revenue from the sale of its products and related services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the related receivable is probable. This policy is applicable to all revenue transactions, including sales to resellers and end users. The following summarizes the major terms of the Company’s contractual relationships with end users and resellers and the manner in which these transactions are accounted.

The Company’s product offerings include the sale of hardware with its embedded propriety software. Revenue from these transactions is recognized upon shipment unless shipping terms or local laws do not allow the title and

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s service revenue also consists of software customization and consulting service contracts. Services revenues are recognized either as services are performed and billed to customers for time and material arrangements or on the percentage-of-completion method for fixed fee contracts. Percentage-of-completion is measured by the percentage of software customization or consulting hours incurred to date to total estimated hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. Revisions in total estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident.

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

Shipping and Handling Costs

Shipping and handling costs are classified in cost of product revenue.

Research and Development

Costs incurred in research and development, which consist primarily of salaries and employee benefits, product prototype expenses, allocated facilities expenses and depreciation of equipment used in research and

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development activities of the Company’s products, are expensed as incurred, except certain software development costs. Costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility. Costs incurred subsequent to the establishment of technological feasibility and prior to the date when the software is available-for-sale are capitalized. No software development costs have been capitalized to date since costs incurred between the establishment of technological feasibility and the software’s available-for-sale date have been insignificant.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the fiscal years ended January 31, 2010, 2009 and 2008 were $(0.3) million, $(0.4) million and $0.7 million, respectively and were recorded as other income (expense), net in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At January 31, 2010, two customers accounted for 16% and 15% of accounts receivable, while three customers accounted for 15%, 11% and 10% of accounts receivable at January 31, 2009. No customers accounted for 10% or more of the Company’s total revenue for the fiscal year ended January 31, 2010, one customer accounted for 16% of the Company’s total revenue for the fiscal year ended January 31, 2009, and one customer accounted for 10% of the Company’s total revenue for the fiscal year ended January 31, 2008.

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

For stock options and restricted stock granted to employees the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service-vesting feature. For awards with a performance condition vesting feature, of which there are none outstanding as of January 31, 2010, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for stock-based compensation expense for non-employees using the fair value method which requires the award to be re-measured at each reporting date until the award is fully vested. The Company estimates the fair value using the Black-Scholes option pricing model, and records the fair value of non-employee stock options as an expense using the graded-vesting basis over the term of the option.

The fair value of each option granted during the fiscal years ended January 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended January 31,
	2010	2009	2008

Dividend yield	None	None	None
Expected volatility	56.6%	47.5%	68.3%
Risk-free interest rate	2.1%	2.6%	4.4%
Expected life (in years)	5.0	5.0	6.2
Weighted-average fair value at grant date	$3.59	$4.41	$4.25

Beginning in the third quarter of fiscal year 2009, the expected volatility assumption used in the Black-Scholes option-pricing model was based on the historical trading activity of the Company’s common stock and an analysis of peer group volatility. Prior to the third quarter of fiscal year 2009, the Company’s expected volatility assumption was based on peer group volatility. The expected life assumption is based on the simplified method. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends. Management has made an estimate of expected forfeitures of equity awards and is recognizing compensation costs only for those awards expected to vest.

The amounts included in the consolidated statements of operations for the fiscal years ended January 31, 2010, 2009 and 2008 relating to stock-based compensation are as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008

Cost of product	$49	$176	$94
Cost of services	393	227	116
Sales and marketing	3,268	2,535	1222
Research and development	2,793	2,067	1007
General and administrative	3,311	2,768	1832

	$9,814	$7,773	$4,271

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is calculated using the two-class method; however, preferred stock dividends were not included in the Company’s diluted net income (loss) per share for fiscal year 2008 calculation because to do so would be anti-dilutive.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net income (loss) per share attributable to common stockholders were as follows (in thousands except per share amounts):

	Fiscal Year Ended January 31,
	2010	2009	2008

Net income (loss) attributable to common stockholders	$4,190	$31,519	$(859)
Weighted average shares used to compute net income (loss) per share:
Basic	60,447	58,967	33,989
Dilutive options to purchase common stock	2,615	3,824	—

Diluted	63,062	62,791	33,989

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$0.53	$(0.03)
Diluted	$0.07	$0.50	$(0.03)

The following stock options and warrants to purchase common stock have been excluded from the computation of diluted net loss per share for the periods presented because including the stock options and warrants would be anti-dilutive.

	Fiscal Year Ended January 31,
	2010	2009	2008

Warrants to purchase common stock	—	35	35
Options to purchase common stock	7,431	5,331	9,380

Advertising Expense

The Company expenses advertising costs as they are incurred. During the fiscal years ended January 31, 2010, 2009 and 2008, advertising expense totaled $0.4 million, $0.2 million and $0.3 million, respectively.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets related to temporary differences between financial and tax accounting. The Company is required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is not more-likely-than-not, based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income are as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008

Net income	$4,190	$31,519	$1,994
Other comprehensive income (loss):
Foreign currency adjustment, net of tax of $0	168	(105)	(670)
Net unrealized gain (loss) from investments, net of tax of $0	2,369	(3,674)	272

Total comprehensive income	$6,727	$27,740	$1,596

Accumulated other comprehensive loss consists of the following (in thousands):

	As of January 31,
	2010	2009

Foreign currency adjustment	$(891)	$(1,059)
Net unrealized gain (loss) from investments	(1,033)	(3,402)

Total accumulated other comprehensive loss	$(1,924)	$(4,461)

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

In February 2009, an amendment to the accounting and disclosure requirements for business combinations became effective for the Company. This amendment significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The Company’s acquisition of Tizor Systems, Inc. in February 2009 (see Note 7) was accounted for under this amendment. This amendment may have a material impact on the Company’s consolidated financial statements if or when the Company enters into future business combinations.

In February 2009, a statement that changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity, became effective for the Company. This new consolidation method significantly changes the accounting for transactions with noncontrolling interest holders. As of January 31, 2010, the Company did not have any noncontrolling interests.

In June 2009, the Company adopted pronouncements that require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on the Company’s financial position, results of operations or liquidity.

In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when VSOE or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company plans to early adopt the guidance in the fiscal year beginning February 1, 2010. The Company is currently evaluating the impact of adopting the provisions of this standard on the financial statements and related disclosures.

In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company plans to early adopt the guidance in the fiscal year beginning February 1, 2010. The Company is currently evaluating the impact of adopting the provisions of this standard on the financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the FASB and subsequently adopted by the Company as of the specified effective date. Except for the accounting standards issued in October 2009 for which the Company is currently evaluating the impact and unless otherwise discussed above, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated results of operations and financial condition upon adoption.

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—	Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table summarizes the composition of the Company’s investments at January 31, 2010 and January 31, 2009 (in thousands):

					Classification on
					Balance Sheet
		Gross	Gross	Aggregate	Short Term	Long Term
		Unrealized	Unrealized	Fair	Marketable	Marketable
January 31, 2010	Cost	Gains	Losses	Value	Securities	Securities

Available-for-sale U.S. treasury and government agency securities	$65,879	$—	$—	$65,879	$50,860	$15,019
Available-for-sale auction rate securities	$36,325	$—	$(1,575)	$34,750	$—	$34,750
Trading auction rate securities	$13,325	$—	$(165)	$13,160	$13,160	$—

	$115,529	$—	$(1,740)	$113,789	$64,020	$49,769

					Classification on
					Balance Sheet
		Gross	Gross	Aggregate	Short Term	Long Term
		Unrealized	Unrealized	Fair	Marketable	Marketable
January 31, 2009	Cost	Gains	Losses	Value	Securities	Securities

Auction Rate Securities	$54,175	$—	$(4,953)	$49,222	$—	$49,222

	$54,175	$—	$(4,953)	$49,222	$—	$49,222

All gross unrealized losses in the table above are unrealized losses for greater than twelve months.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at January 31, 2010 (in thousands):

		Fair Value Measurements at
	Total Fair Value at	Reporting Date Using
	January 31, 2010	Level 1	Level 2	Level 3

Financial Assets:
Money market funds	$22,650	$22,650	$—	$—
U.S. treasury and government agency securities	73,879	73,879	—	—
Certificates of deposit	699	699	—	—
Auction rate securities	47,910	—	—	47,910
Put right related to auction rate securities	151	—	—	151
Foreign currency forward contracts	11	—	11	—

	$145,300	$97,228	$11	$48,061

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

Auction Rate
Securities

Balance as of January 31, 2009	$49,222
Transfers in from Level 1	—
Unrealized gains included in accumulated other comprehensive loss	1,826
Unrealized gains included in other income (expense), net	1,387
Sales of securities	(4,525)

Balance as of January 31, 2009	$47,910

At January 31, 2010 ARS represented 33% of total financial assets measured at fair value.

At January 31, 2010, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices were readily available. At January 31, 2010, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within Level 2 of the fair value hierarchy. At January 31, 2010, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of auction rate securities (“ARS”), most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates.

Beginning in late February 2008, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions and which have not been subsequently liquidated as long-term assets in its consolidated balance sheet based on management’s estimate of its inability to liquidate these investments within the next twelve months. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at January 31, 2010 included the following assumptions:

Expected Term	1-3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	1.1-2.1%

The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. The illiquidity discount was based on the levels of federal insurance (“FFELP”) backing for each security, with a greater percentage of FFELP backing resulting in a lower illiquidity discount.

On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provided the Company with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS agreed to provide a no net cost loan equal to 75% of the par value of the Company’s ARS positions with UBS should the Company desire such a loan before June 30, 2010. The Company has classified its ARS positions with UBS, totaling $13.2 million at January 31, 2010, as short-term marketable securities in the Company’s consolidated balance sheet. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “accumulated other comprehensive loss.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company has elected to apply the fair value option for accounting for financial assets and liabilities to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the fair value of the Put Right, $1.3 million, as an unrealized gain in “other income (expense), net” in the fiscal year ended January 31, 2009. The Company recorded the changes in the fair value of the Put Right during the fiscal year ended January 31, 2010 of approximately $(1.1) million as unrealized loss in the “other income (expense), net” section of its condensed consolidated statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as an other current asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.

The Company considered the following factors in determining whether the impairment related to its available-for-sale securities was other-than-temporary or temporary: (i) the intent of the Company to sell the security; (ii) whether it is more likely than not that the Company will be required to sell the security before recovering its cost; and (iii) whether or not the Company is expected to recover the security’s entire amortized cost basis. The Company specifically noted that it had a cash, cash equivalents and marketable securities balance of approximately $106.5 million in investments other than ARS, and that the Company expects to generate positive cash flow on an annual basis. Additionally, the Company believed that the present value of expected future cash flows consisting of interest payments and the return of principal was sufficient to recover the amortized cost basis of the securities and expected to collect these cash flows. Therefore, the Company does not believe that the decline in value of its available-for-sale securities was other than temporary, or that any portion of the temporary decline was the result of a credit loss. As a result, as of January 31, 2010, the Company recorded an unrealized loss of $1.6 million related to the temporary impairment of the available-for-sale securities, which was included in accumulated other comprehensive loss within stockholders’ equity.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventory

Inventory consists of the following (in thousands):

	As of January 31,
	2010	2009

Raw materials	$2,102	$770
Finished goods	26,606	17,639

	$28,708	$18,409

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of January 31,
	2010	2009

Engineering test equipment	$19,494	$17,015
Computer equipment and software	6,499	5,508
Furniture and fixtures	973	860
Leasehold improvements	753	754

	27,719	24,137
Less: accumulated depreciation	19,250	14,551

	$8,469	$9,586

Depreciation expense for the fiscal years ended January 31, 2010, 2009 and 2008, was $5.3 million, $4.5 million, and $3.3 million, respectively. During the fiscal year ended January 31, 2010, 2009 and 2008, the Company disposed of property and equipment with an original cost of $0.7 million, $0.4 million, and $0.0 million, respectively, resulting in a net gain on disposal of $0.0 million in each of the fiscal years. During the fiscal years ended January 31, 2010, 2009 and 2008, $0.7 million, $2.7 million and $3.4 million of inventory was reclassified to fixed assets representing a non cash increase in property and equipment respectively.

7.	Acquisition

On February 18, 2009, the Company acquired by merger all of the outstanding capital stock of Tizor Systems, Inc. (“Tizor”), a privately held provider of advanced enterprise data auditing and protection solutions for data centers. The results of Tizor’s operations have been included in the consolidated financial statements of the Company since that date.

The aggregate purchase price was approximately $3.1 million in cash. Acquisition-related costs of approximately $0.2 million were included in general and administrative expenses in the Company’s statement of

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for the fiscal year ended January 31, 2010. The acquisition was accounted for using the acquisition method of accounting. The following table summarizes the allocation of the purchase price (in thousands):

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

The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $0.4 million in the fiscal year ended January 31, 2010, which is recorded as “other income (expense), net” in the condensed consolidated statements of operations. The gain on bargain purchase resulted from the value of the identifiable net assets acquired exceeding the value of the purchase consideration. The purchase price allocation did not result in the recognition of goodwill.

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

The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and Tizor for the fiscal years ended January 31, 2010 and

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, giving effect to the merger as if it occurred on February 1, 2009 and 2008, respectively (in thousands, except per share data):

	Fiscal Year Ended
	January 31,
	2010	2009

Pro forma revenue	$190,690	$189,721
Pro forma operating income	$2,904	$(6,461)
Pro forma net income	$3,443	$26,600
Pro forma basic net income per share	$0.06	$0.45
Pro forma diluted net income per share	$0.05	$0.42

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

Goodwill

The carrying amount of goodwill of the Company was $2.0 million as of both January 31, 2010 and January 31, 2009. The Company’s goodwill resulted from the acquisition of NuTech Solutions, Inc. in May 2008. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company’s annual goodwill impairment test did not result in an impairment in fiscal 2009 or 2010.

There was no change in the carrying amount of goodwill for the fiscal year ended January 31, 2010.

Acquired Intangible Assets

The carrying amount of acquired intangible assets was $4.1 million as of January 31, 2010 and $2.9 million as of January 31, 2009. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

Acquired intangible assets consist of the following as of January 31, 2010 (in thousands):

		Accumulated
	Cost	Amortization	Net

Developed technology	$3,210	$(677)	$2,533
Order backlog	300	(260)	40
Customer relationships	1,460	(405)	1,055
Trademark and tradename	590	(162)	428

	$5,560	$(1,504)	$4,056

Amortization of acquired intangible assets was approximately $1.0 million and $0.5 million for the fiscal years ended January 31, 2010 and 2009, respectively.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the expected future amortization expense of the Company’s acquired intangible assets as of January 31, 2010 for the respective fiscal years ending January 31 (in thousands):

2011	$958
2012	918
2013	920
2014	918
2015	294
Thereafter	48

Total	$4,056

The weighted average useful life of acquired intangible assets is six years.

9.	Product License

On August 6, 2008, the Company entered into a purchase and distribution agreement with Intelligent Integration Systems, Inc. to acquire technology, including spatial analytic capabilities and an extended SQL toolkit. Under the terms of the agreement, the Company will pay up to $6.0 million in cash through August 6, 2011, with a required minimum payment of $3.0 million, in exchange for an exclusive license to distribute the technology with transfer of ownership to the Company upon completion of the cash payments. As of January 31, 2009, license costs of $2.3 million, net of amortization, were recorded as other long-term assets on the balance sheet. Amortization of the license costs was approximately $0.8 million and $0.5 million for the fiscal year ended January 31, 2010 and 2009, respectively.

As discussed in Note 15, this agreement was terminated in the fiscal year ended January 31, 2010. As a result of the termination, the Company recorded an impairment charge of $0.5 million in the fourth quarter to reduce the carrying value of the license to $0 as of January 31, 2010. The impairment charge is included in cost of product revenue in the Statement of Operations.

10.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of January 31,
	2010	2009

Corporate taxes	$792	$117
Accrued warranty	36	747
Accrued license payable	—	973
Sales meetings and events	1,015	950
Legal/audit/compliance	893	682
Rent/phone/utilities	1,080	869
Partner fees	268	192
Travel and entertainment	298	447
Inventory items	—	238
Other	1,524	1,086

	$5,906	$6,301

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Lines of Credit

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

In conjunction with obtaining and drawing down on lines of credit, the Company issued warrants to purchase 80,000 shares of Series A convertible preferred stock and 36,000 shares of Series B convertible redeemable preferred stock. Upon the closing of the initial public offering, these warrants converted into warrants to purchase 58,000 shares of common stock. In August 2005, in accordance with a new accounting pronouncement, the Company reclassified all of its freestanding preferred stock warrants as a liability and began adjusting the warrants to their respective fair values at each reporting period. In the fiscal year ended January 31, 2007, the Company recorded $0.1 million of expense to reflect the increase in fair value between February 1, 2006 and January 31, 2007. In the fiscal year ended January 31, 2008, the Company recorded $0.3 million of additional expense to reflect the increase in fair value between February 1, 2007 and the closing of the Company’s initial public offering. Upon the closing of the initial public offering in July 2007, the preferred stock warrant liability was reclassified to additional paid-in capital and is no longer required to be adjusted at each reporting period.

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

The Company has two stock plans. The Company’s 2007 Stock Incentive Plan (“2007 Plan”), was adopted by the board of directors on March 21, 2007 and approved by stockholders on April 27, 2007. The 2007 Plan permits the Company to make grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. These awards may be granted to the Company’s employees, officers, directors, consultants, and advisors. Stock option vesting typically occurs over five years and is at the

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretion of the Board of Directors. Options granted typically have a maximum term of seven years. Upon approval of the plan, the Company reserved 2,000,000 shares of its common stock for issuance under the 2007 Plan. On February 1, 2008, 2,015,679 shares were added to the shares issuable under the 2007 Plan. On February 1, 2009, an additional 2,086,748 shares were added to the shares issuable under the 2007 Plan. In June 2009, the stockholders approved an amendment to the 2007 Plan to increase the number of shares available for issuance by 4,000,000 shares, to 10,102,427 shares in the aggregate.

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

Non-employee Awards

The Company issues equity instruments to non-employees, including warrants and options to purchase common stock. The Company is required to re-measure the awards at each reporting period until the vesting date. The Company records the value of the shares using the graded-vesting basis over the period of time services are provided. Stock based compensation expense for non-employees for the fiscal years ended January 31, 2010, 2009 and 2008 was approximately $47,000, $14,000 and $46,000, respectively.

At January 31, 2010, non-employees held nonstatutory options to purchase 22,500 shares of common stock, of which 15,625 were fully vested and exercisable.

Restricted Common Stock

The Company awards its non-employee directors shares of restricted common stock under the Company’s 2007 Stock Incentive Plan. The vesting term of these awards is one year, assuming continued service. The vested shares under these awards cannot be sold until the director’s separation from the Company, or upon an earlier acquisition of the Company. The Company amortizes the fair market value of the awards at the time of the grant to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and may also receive dividends. The fair value of restricted stock awards is determined based on the number of shares granted and the market value of the Company’s common stock on the grant date, adjusted for any forfeiture factor.

The following table summarizes the Company’s restricted stock activity during the fiscal year ended January 31, 2010:

			Weighted Average
			Grant Date Fair
	Shares	Par value	Value

Non-vested as of January 31, 2009	27,708	$0.001	$12.99
Granted	87,808	$0.001	$7.15
Vested	(57,708)	$0.001	$9.35
Cancelled	—	—	—

Non-vested as of January 31, 2010	57,808	$0.001	$7.76

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock option activity for the fiscal year ended January 31, 2010:

			Weighted	Weighted
	Shares	Number of	Average	Average	Aggregate
	Available	Options	Exercise	Remaining Life	Intrinsic
	for Grant	Outstanding	Price	in Years	Value

Outstanding at January 31, 2009	116,471	10,474,631	$6.44
Additional shares authorized	6,086,748
Options granted	(2,989,950)	2,989,950	$7.16
Restricted shares granted	(87,808)		$0.00
Exercised	—	(1,173,122)	$1.95
Forfeited, cancelled or expired(1)	296,775	(475,937)	$8.24

Outstanding at January 31, 2010	3,422,236	11,815,522	$7.00	5.90 years	$32.7 million

Exercisable at January 31, 2010	—	4,822,328	$5.78	5.72 years	$19.1 million

Vested and expected to vest at January 31, 2010	—	11,495,046	$6.96	5.90 years	$32.2 million

(1)	Options cancelled under the 2000 Plan after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. For the fiscal year ended January 31, 2010, options for 179,162 shares granted under the 2000 Plan were cancelled.

The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of January 31, 2010, which was $9.09 per share. The aggregate intrinsic value of options exercised for the years ended January 31, 2010, 2009 and 2008 was $8.0 million, $19.2 million and $6.9 million, respectively.

The Company recognized excess tax benefits of $2.1 million for the fiscal year ended January 31, 2009 related to the exercise of stock options, which was recorded as an increase to additional paid-in-capital.

At January 31 2010, unrecognized compensation expense related to unvested stock options and unvested restricted shares was $28.9 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 3.05 and 0.4 years, respectively.

14.	Income Taxes

Income before income tax expense consisted of the following (in thousands):

	For the Year Ended January 31,
	2010	2009	2008

Domestic	$3,891	$15,747	$2,136
Foreign	987	352	819

	$4,878	$16,099	$2,955

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income taxes consist of the following (in thousands):

	As of January 31,
	2010	2009	2008

Federal
Current	$2,829	$3,505	$16
Deferred	(1,796)	(16,177)	—
State
Current	220	1,008	39
Deferred	(900)	(4,406)	—
Foreign
Current	471	853	906
Deferred	(136)	(203)	—

	$688	$(15,420)	$961

The components of net deferred tax assets were as follows at January 31, 2010 and 2009 (in thousands):

	As of January 31,
	2010	2009

Net operating loss carryforwards	$6,380	$5,244
Deferred revenue	4,744	6,066
Research and development credit carryforwards	3,880	3,414
Inventory	3,992	2,362
Unrealized loss on marketable securities	898	1,311
Capitalized research and development expenses	1,956	2,392
Depreciation	1,205	523
Stock-based compensation	4,436	2,503
Accrued expenses and other	1,427	1,567

Net deferred tax assets	28,918	25,382
Deferred tax valuation allowance	(1,700)	(2,538)

Net deferred tax asset	27,218	22,844
Financial basis in excess of tax basis of intangibles	(680)	(706)

	$26,538	$22,138

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

As of January 31, 2010, the Company had a remaining valuation allowance of $0.9 million against net deferred tax assets in the United States of which $0.6 million was recorded against other comprehensive income, and a remaining valuation allowance of $0.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the United States consisted of capital losses that the Company had determined were not more likely than not to be realized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions consisted primarily of net operating loss carryforwards that will likely expire without being utilized.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2010, the Company had available net operating loss carryforwards for federal tax purposes of approximately $11.5 million, of which approximately $3.0 million was related to excess tax benefits from stock-based payments which are not reflected as deferred tax assets, the benefits of which will be credited to additional paid-in capital when the deductions reduce current taxes payable. These federal net operating loss carryforwards may be utilized to offset future taxable income and expire at various dates through fiscal year 2028. The Company also had available research and development credit carryforwards to offset future federal and state taxes of approximately $4.5 million and $4.2 million, respectively, which may be used to offset future taxable income and expire at various dates through fiscal year 2025 for federal and state purposes. Included in the research and development credit carryforwards were approximately $2.8 million and $1.2 million of federal and state tax credits, respectively, generated from excess tax deductions related to stock-based payment awards which are not reflected as deferred tax assets, the tax benefits of which will be credited to additional paid-in capital when the credits reduce current taxes payable. Under the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized in future years.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended January 31,
	2010	2009	2008

U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	2.3	3.3	(5.0)
Tax rate differential for international jurisdictions	(0.6)	0.3	0.2
Federal and State tax credits	(45.1)	(6.6)	(10.7)
Permanent items	(1.8)	14.3	3.6
Stock-based Compensation	26.1	1.7	50.6
Change in valuation allowances	(1.8)	(143.8)	(41.2)

	14.1%	(95.8%)	32.5%

On February 1, 2007, the Company adopted the a new accounting standard that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in the Company’s judgment, which is greater than 50% likely to be realized. The Company did not recognize any change in its reserve for uncertain tax positions as a result of the adoption of this standard. At the adoption date of February 1, 2007, the Company had approximately $0.3 million of unrecognized tax benefits.

The following is a roll forward of the Company’s gross liability for unrecognized income tax benefits for the fiscal years ended January 31, 2010, 2009 and 2008 (in thousands):

	As of January 31,
	2010	2009	2008

Balance as of the beginning of the year	$3,869	$324	$250
Increases related to prior year tax positions	76	1,300	—
Increases related to current year tax positions	630	2,245	74

Balance as of the end of the year	$4,575	$3,869	$324

Included in the unrecognized tax benefit of $4.6 million is $2.2 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company estimates that its total unrecognized tax benefit will not change significantly within the next twelve months.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s accounting policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties of $0.1 million related to foreign income tax filings in the statement of operations for the fiscal year ended January 31, 2010, compared with $0.0 million in the fiscal years ended January 31, 2009 and 2008. The Company is not currently under federal, state or foreign income tax examination.

The major domestic tax jurisdictions that remain subject to examination are: U.S. Federal — fiscal years 2005-2009 and U.S. states — fiscal years 2005-2009. Within limited exceptions, the Company is no longer subject to state or local examinations for years prior to 2005, however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period. The major international tax jurisdictions that remain subject to examination are: UK — fiscal years 2005-2009, Japan — fiscal years 2006-2009 and Australia — fiscal years 2005-2009.

Through January 31, 2010, the Company has not provided deferred income taxes on the distributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside of the United States. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At January 31, 2010, the Company had $2.6 million of undistributed earnings in its foreign subsidiaries.

15.	Commitments and Contingencies

Legal

On November 20, 2009, the Company filed a complaint against Intelligent Integration Systems, Inc., (“IISi”), a former solutions provider to Netezza, in Superior Court in Suffolk County, Massachusetts. The complaint alleges that IISi breached an agreement with the Company, as well as breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations and beneficial business relations and violations of the Massachusetts fair business practices act. The Company’s complaint against IISi seeks unspecified monetary damages, a declaration that the Company’s termination of the agreement with IISi was in accordance with the terms of that agreement and the return of the Company’s property and proprietary information from IISi, costs and attorneys fees. On January 22, 2010, IISi filed an answer and counterclaim in response to the Company’s complaint. In its counterclaim, IISi alleges that the Company breached its contract with IISi, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment, business defamation, intentional interference with contractual relations and violations of the Massachusetts fair business practices act. In its counterclaim, IISi seeks unspecified monetary damages, an injunction requiring the Company to return its trade secrets and proprietary information, costs and attorneys fees. The Company believes that the allegations in its complaint against IISi are meritorious and intends to vigorously prosecute its lawsuit against IISi. The Company also believes it has meritorious defenses to each of IISi’s counterclaims in the lawsuit, and is prepared to vigorously defend itself against those counterclaims.

Lease Obligations

The Company leases its office space and certain equipment under noncancelable operating lease agreements. Total rent expense under the operating leases for the fiscal years ended January 31, 2010, 2009 and 2008 was $3.7 million, $3.3 million and $2.5 million, respectively.

On January 2, 2008, the Company entered into a lease as amended on July 8, 2008, to rent approximately 68,000 square feet of office space in Marlborough, Massachusetts to be used as the Company’s primary business location. The lease term expires in August, 2015.

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total lease commitments for office space and equipment under noncancelable operating leases are as follows (in thousands):

Operating
Fiscal Year Ended January 31,	Leases

2011	$3,069
2012	2,223
2013	2,027
2014	1,924
2015	1,861
Thereafter	977

Total minimum lease payments	$12,081

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. Based on historical information and information known as of January 31, 2010, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

Warranty

The Company provides warranties on most products and has established a reserve for warranty based on identified warranty costs. The warranty accrual is based upon the Company’s historical experience and expected future costs. The accrual includes amounts accrued for at the time of shipment, adjustments for changes in estimated costs of warranties on appliances shipped in the period and changes in estimated costs of warranties on appliances shipped in prior periods. While the Company continues its warranty service on most products, warranty service has generally been superseded by coverage provided under simultaneous maintenance and support service contracts. As maintenance and support service revenues are deferred and recorded ratably over the service period, any costs of product replacement are incurred and recorded in the same period, thereby reducing the need for a specific warranty reserve. The reserve is included as part of accrued expenses (Note 10) in the accompanying balance sheets.

Activity related to the warranty accrual was as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008

Balance at beginning of period	$747	$1,141	$1,093
Provision	612	2,035	2,071
Warranty usage*	(1,323)	(2,429)	(2,023)

Balance at end of period	$36	$747	$1,141

*	Warranty usage includes expiration of product warranty.

16.	Industry Segment, Geographic Information and Significant Customers

The Company is organized as, and operates in, one reportable segment: the development and sale of data warehouse appliances. The Company’s chief operating decision-maker is its Chief Executive Officer. The

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008

United States	$153,345	$139,761	$101,138
International	37,290	48,008	25,548

Total	$190,635	$187,769	$126,686

The following table summarizes the Company’s long-lived assets, consisting of the net book value of the Company’s property and equipment, by geographic location (in thousands):

	As of January 31,
	2010	2009

United States	$8,234	$9,369
International	235	217

Total	$8,469	$9,586

17.	Quarterly Information (unaudited and in thousands, except per share data)

	Fiscal Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2008	2008	2008	2009

Revenue	$39,576	$47,035	$50,579	$50,579
Gross margin	24,878	30,142	31,247	31,941
Net income	2,132	3,141	3,464	22,782
Net income per share attributable to common stockholders-basic	$0.04	$0.05	$0.06	$0.38
Net income per share attributable to common stockholders-diluted	$0.03	$0.05	$0.05	$0.37

	Fiscal Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2009	2009	2009	2010

Revenue	$45,367	$43,934	$47,735	$53,599
Gross margin	29,548	29,391	31,861	35,287
Net income (loss)	(237)	730	850	2,847
Net income (loss) per share attributable to common stockholders-basic	$(0.00)	$0.01	$0.01	$0.05
Net income (loss) per share attributable to common stockholders-diluted	$(0.00)	$0.01	$0.01	$0.04

During the three months ended January 31, 2010, the Company recorded adjustments to correct immaterial errors to the income tax provision for amounts that should have been recorded in the financial statements for the

NETEZZA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended October 31, 2009. The adjustments were identified in connection with the Company’s year-end tax analysis and relate primarily to federal and state tax credits. Recording these out-of-period adjustments had the effect of decreasing the income tax provision by $0.3 million for the three months ended January 31, 2010. The Company has concluded that the error was not material to its previously issued financial statements for the three months ended October 31, 2009 and the correction of the error is not material to the financial statements for the three months ended January 31, 2010. These adjustments had no effect on the financial statements for the year ended January 31, 2010.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of January 31, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2010 in connection with our 2010 Annual Meeting of Stockholders.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item relating to our directors and nominees is contained in our 2010 proxy statement under the caption “Board of Directors and Corporate Governance Information — Members of the Board of Directors” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained in our 2010 proxy statement under the caption “Management” and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2010 proxy statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and have posted it in the Investor Relations — Corporate Governance section of our website which is located at www.netezza.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website which is located at www.netezza.com within four business days of such waiver or amendment.

Information required by this item relating to the audit committee of our Board of Directors is contained in our 2010 proxy statement under the captions “Board of Directors and Corporate Governance Information — Board Committees — Audit Committee” and “Board of Directors and Corporate Governance Information — Board Determination of Director Independence” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in our 2010 proxy statement in the section “Executive and Director Compensation and Related Matters” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is contained in our 2010 proxy statement in the section “General Information about the Annual Meeting — Beneficial Ownership of Voting Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is contained in our 2010 proxy statement in the section “Board of Directors and Corporate Governance Information” under the captions “— Determination of Independence,” “—  Board Committees” and “— Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is contained in our 2010 proxy statement in the section “Ratification of Selection of Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm’s Fees and Other Matters” and is incorporated herein by reference.

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

3. Exhibits: See Index to Exhibits below for a listing of all exhibits to this Annual Report on Form 10-K.

(b) Exhibits

			Incorporated by Reference to
Exhibit			Form and	SEC	Exhibit	Filed with
No.		Description	SEC File No.	Filing Date	No.	this 10-K

2.1		Agreement and Plan of Merger, dated as of February 18, 2009, by and among the Registrant, Netezza Holding Corp., Tizor Systems, Inc. and Longworth Venture Partners II-A, L.P., as Indemnification Representative	8-K (001-33445)	2-24-2009	2.1
3.1		Second Amended and Restated Certificate of Incorporation	10-Q (001-33445)	9-14-2007	3.1
3.2		Amended and Restated By-laws of the Registrant	S-1 (333-141522)	3-22-2007	3.3
4.1		Specimen Stock Certificate Evidencing the Shares of Common Stock	S-1/A (333-141522)	6-28-2007	4.1
10	.1#	2000 Stock Incentive Plan, as amended	S-1 (333-141522)	3-22-2007	10.1
10	.2#	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.2
10	.3#	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.3
10	.4#	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan	S-1 (333-141522)	3-22-2007	10.4
10	.5#	2007 Stock Incentive Plan, as amended	DEF 14A, Appendix (001-33445)	4-23-2009
10	.6#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.6
10	.7#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.7

			Incorporated by Reference to
Exhibit			Form and	SEC	Exhibit	Filed with
No.		Description	SEC File No.	Filing Date	No.	this 10-K

10	.8#	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under 2007 Stock Incentive Plan	S-1/A (333-141522)	5-4-2007	10.8
10	.9#	Form of Restricted Stock Agreement under 2007 Stock Incentive Plan				*
10	.10#	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under 2007 Stock Incentive Plan	8-K (001-33445)	3-8-2010	10.2
10	.11#	Form of Restricted Stock Unit Agreement with Time-Based Vesting under 2007 Stock Incentive Plan	8-K (001-3345)	3-8-2010	10.3
10	.12#	Fiscal 2010 Executive Officer Incentive Bonus Plan	8-K (001-33445)	3-13-2009	10.1
10	.13#	Fiscal 2011 Executive Officer Incentive Bonus Plan	8-K (001-33445)	3-8-2010	10.1
10.14		Lease Agreement, dated January 2, 2008, by and between the Registrant and NE Williams II, LLC	10-K (001-33445)	4-18-2008	10.12
10.15		First Amendment dated as of July 8, 2008, to the Lease, dated January 2, 2008, by and between the Company and NE Williams II, LLC	10-Q (001-33445)	9-9-2008	10.2
10.16		Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of December 22, 2004	S-1 (333-141522)	3-22-2007	10.11
10.17		Amendment No. 1 to the Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of June 14, 2005	S-1 (333-141522)	3-22-2007	10.12
10.18		Amendment No. 2 to the Third Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of April 30, 2007	10-K (001-33445)	3-26-2009	10.15
10	.19#	Letter Agreement between the Registrant and James Baum, dated June 1, 2006	S-1 (333-141522)	3-22-2007	10.13
10	.20#	Form of Amended and Restated Executive Retention Agreement for each of James Baum, Patrick J. Scannell, Jr., Raymond Tacoma and Patricia Cotter	10-K (001-33445)	3-26-2009	10.17
10	.21#	Amended and Restated Executive Retention Agreement between the Registrant and David Flaxman, dated as of November 24, 2009				*
10	.22#	Second Amended and Restated Executive Retention Agreement by and between the Registrant and Jitendra S. Saxena, dated as of March 12, 2009	8-K (001-33445)	3-13-2009	10.2

Incorporated by Reference to
Exhibit			Form and	SEC	Exhibit	Filed with
No.		Description	SEC File No.	Filing Date	No.	this 10-K

10	.23#	Form of Indemnification Agreement for each of Jitendra S. Saxena, James Baum, Patrick J. Scannell, Jr., Raymond Tacoma, Patricia Cotter, David Flaxman, Francis A. Dramis Jr., Robert J. Dunst, Jr., Paul J. Ferri, Peter Gyenes, Charles F. Kane, J. Chris Scalet and Edward J. Zander	S-1/A (333-141522)	6-28-2007	10.15
10	.24†	Contractor Agreement between Persistent Systems Pct. Ltd and the Registrant, dated as of February 1, 2001	S-1/A (333-141522)	7-3-2007	10.18
10	.25†	Manufacturing Services Agreement by and between the Registrant and Sanmina-SCI Corporation, dated as of June 17, 2004, as amended by Amendment No. 1 to the Manufacturing Services Agreement, dated as of May 11, 2005	S-1/A (333-141522)	5-15-2007	10.19
21.1		Subsidiaries of the Registrant				*
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1		Certification of Principal Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2		Certification of Principal Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETEZZA CORPORATION

By:	/s/ James Baum
James Baum
President and Chief Executive Officer
Date: April 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ James Baum James Baum	President, Chief Executive Officer and Director (principal executive officer)	April 1, 2010

By:	/s/ Patrick J. Scannell, Jr. Patrick J. Scannell, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 1, 2010

By:	/s/ Francis A. Dramis, Jr. Francis A. Dramis, Jr.	Director	April 1, 2010

By:	/s/ Robert J. Dunst, Jr. Robert J. Dunst, Jr.	Director	April 1, 2010

By:	/s/ Paul J. Ferri Paul J. Ferri	Director	April 1, 2010

By:	/s/ Peter Gyenes Peter Gyenes	Director	April 1, 2010

By:	/s/ Charles F. Kane Charles F. Kane	Director	April 1, 2010

By:	/s/ Jitendra S. Saxena Jitendra S. Saxena	Director	April 1, 2010

By:	/s/ J. Chris Scalet J. Chris Scalet	Director	April 1, 2010

By:	/s/ Edward J. Zander Edward J. Zander	Director	April 1, 2010