Form 10-Q
period 2010-04-30
NETEZZA CORP
filed 2010-06-09
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
As of May 31, 2010, there were 61,834,578 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	April 30,	January 31,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$32,188	$40,638
Short-term marketable securities	75,756	64,020
Accounts receivable	36,870	53,450
Inventory	36,258	28,708
Deferred tax assets, net	15,076	14,490
Restricted cash	60	60
Prepaid expenses and other current assets	6,986	4,675

Total current assets	203,194	206,041
Property and equipment, net	9,031	8,469
Deferred tax assets, net	11,724	12,048
Goodwill	2,000	2,000
Intangible assets, net	3,796	4,056
Long-term marketable securities	49,532	49,769
Restricted cash	639	639
Other long-term assets	576	575

Total assets	$280,492	$283,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,966	$12,604
Accrued expenses	7,243	5,906
Accrued compensation and benefits	5,916	6,776
Current portion of deferred revenue	44,584	49,665

Total current liabilities	62,709	74,951

Long-term deferrred revenue	10,023	8,727
Other long-term liabilities	2,332	2,326

Total long-term liabilities	12,355	11,053

Total liabilities	75,064	86,004

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at April 30, 2010 and January 31, 2010; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at April 30, 2010 and January 31, 2010, 61,743,152 and 61,021,370 shares issued at April 30, 2010 and January 31, 2010, respectively	62	61
Treasury stock, at cost; 226,415 and 139,062 shares at April 30, 2010 and January 31, 2010, respectively	(1,202)	(14)
Additional paid-in-capital	249,226	242,901
Accumulated other comprehensive loss	(1,899)	(1,924)
Accumulated deficit	(40,759)	(43,431)

Total stockholders’ equity	205,428	197,593

Total liabilities and stockholders’ equity	$280,492	$283,597

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,
	2010	2009

Revenue
Product	$42,837	$32,702
Services	15,337	12,665

Total revenue	58,174	45,367
Cost of revenue
Product	15,445	12,344
Services	4,330	3,475

Total cost of revenue	19,775	15,819

Gross margin	38,399	29,548
Operating expenses
Sales and marketing	19,150	14,676
Research and development	10,829	11,620
General and administrative	4,550	3,976

Total operating expenses	34,529	30,272

Operating income (loss)	3,870	(724)
Interest income	286	310
Interest expense	—	25
Other income (expense), net	(46)	131

Income (loss) before income tax expense (benefit)	$4,110	$(308)
Income tax expense (benefit)	1,438	(71)

Net income (loss)	$2,672	$(237)

Net income (loss) per share
Basic	$0.04	$(0.00)

Diluted	$0.04	$(0.00)

Weighted average common shares outstanding
Basic	61,273	59,917
Diluted	64,688	59,917
See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended April 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$2,672	$(237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites
Depreciation and amortization	1,443	1,829
Stock-based compensation expense	2,989	2,241
Benefit from deferred income taxes, net	(262)	(171)
Gain on trading securities	(9)	(361)
Loss on auction rate securities written put right	7	296
Amortization and accretion of discount and premium on marketable securities	62	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	15,744	7,653
Inventory	(7,550)	192
Other assets	(2,340)	698
Accounts payable	(7,791)	(1,772)
Accrued compensation and benefits	(950)	(1,784)
Accrued expenses	2,484	(1,786)
Deferred revenue	(3,785)	(10,193)

Net cash provided by (used in) operating activities	2,714	(3,395)

Cash flows from investing activities
Purchase of investments	(49,898)	—
Sales and maturities of investments	38,396	1,700
Acquisition of business, net of cash acquired	—	(2,007)
Purchases of property and equipment	(1,772)	(977)
Change in other long-term assets	—	(328)
Decrease (increase) in restricted cash	—	419

Net cash used in investing activities	(13,274)	(1,193)

Cash flows from financing activities
Proceeds from issuance of common stock, net	2,149	242

Net cash provided by financing activities	2,149	242

Net increase (decrease) in cash and cash equivalents	(8,411)	(4,346)
Effect of exchange rate changes on cash and cash equivalents	(39)	106
Cash and cash equivalents, beginning of period	40,638	111,635

Cash and cash equivalents, end of period	$32,188	$107,395

Non-cash financing transaction
Common stock swap for exercise of stock options	$1,188	—

Supplemental disclosure of cash flow information
Cash paid for taxes	$106	$128
See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
     Netezza Corporation (the “Company”) is a provider of data warehouse, analytic and monitoring appliances. The Company’s TwinFin™ and Skimmer™ data warehouse products, which replace the Netezza Performance Server, or NPS family of data warehouses, integrate database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The Company also offers its Mantra® database activity-monitoring appliance that provides a solution for the monitoring and auditing of access to this critical stored data. The results of these queries and analyses, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. The Company’s data warehouse appliances were designed specifically for analysis of terabytes or petabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems. The Company’s data warehouse appliances perform faster, deeper and more iterative analyses on larger amounts of detailed data, giving customers greater insight into trends and anomalies in their businesses, thereby enabling them to make better strategic decisions.
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
     The condensed consolidated balance sheet at January 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of April 30, 2010 and for the three months ended April 30, 2010 and 2009 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the SEC on April 1, 2010.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the Company’s financial position as of April 30, 2010, results of operations for the three months ended April 30, 2010 and 2009 and cash flows for the three months ended April 30, 2010 and 2009 have been made. The results of operations for the three months ended April 30, 2010 and the cash flows for the three months ended April 30, 2010 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2011 or any future periods.
     The Company’s fiscal year ends on January 31. When the Company refers to a particular fiscal year, the Company is referring to the fiscal year ended January 31 of that year. For example, fiscal 2011 refers to the fiscal year ending January 31, 2011.
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
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard for multiple-deliverable revenue arrangements which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently with issuing this standard, the FASB also issued an accounting standard which excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible product’s essential functionality. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted.
     The Company adopted these standards on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after February 1, 2010. As a result, net revenues for the three months ended April 30, 2010 were approximately $17.0 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products for which a new or materially modified contract was entered into during the three months ended April 30, 2010 where the product contained undelivered elements for which the Company was unable to demonstrate fair value under the previous standards. Had the Company adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating on or after February 1, 2009, net revenues for the three months ended April 30, 2009 would have been approximately $0.5 million higher. Under the new standards the Company allocates the total consideration for an arrangement among the separable elements of the arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.
     Beginning in fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible product’s essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition.
     VSOE of fair value is based upon the amount charged when an element is sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. The Company’s current pricing practices are influenced primarily by product type, purchase volume and maintenance term. The Company reviews services revenue sold separately and maintenance renewal rates on a periodic basis and updates, when appropriate, the Company’s VSOE of fair value for such services to ensure that it reflects the Company’s recent pricing experience. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality than other available products, the comparable pricing of products with similar functionality typically cannot be obtained. As the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE.
     When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors; pricing practices, including pricing in different geographies and for different purchase volumes; internal costs; and competitor pricing strategies. The determination of BESP is a formal process within the Company that includes review and approval by the Company’s management. The Company reviews its determination of BESP on a periodic basis and updates it, when appropriate, to ensure that it reflects the Company’s recent pricing experience.
     The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. The new standards do not change the units of accounting for the Company’s revenue transactions.
     In multiple element arrangements where software deliverables that are not more-than-incidental are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices within the selling price hierarchy of each of the deliverables in the arrangement based on the selling price hierarchy described above. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated among the individual software deliverables using the guidance for recognizing software revenue, as amended.
     The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges.
     For transactions entered into prior to February 1, 2010, the Company allocates revenue for multiple element arrangements for which VSOE exists for undelivered elements but not for the delivered elements, using the “residual method”. Under the residual method, the fair values of the undelivered elements are initially deferred. The residual contract amount is then allocated to and recognized for the delivered elements. Thereafter, the amount deferred for the undelivered element is recognized when those elements are delivered. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is maintenance in which case the entire contract is recognized ratably over the maintenance period.
Foreign Currency Translation
     The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction (losses) gains for the three months ended April 30, 2010 and 2009 were approximately $(67,000) and $35,000, respectively, and are recorded as “other income (expense), net” in the condensed consolidated statements of operations.
Concentration of Credit Risk and Significant Customers
     The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At April 30, 2010, one customer accounted for 38% of accounts receivable, or $14.0 million. Approximately $12.2 million of this $14.0 million balance was subsequently collected in May 2010. At January 31, 2010, two customers accounted for 16% and 15% of accounts receivable, respectively. One customer accounted for 10% or greater of the Company’s total revenue in the three months ended April 30, 2010 and one customer accounted for 10% or greater in the three months ended in April 30, 2009.
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
     The fair value of each option granted during the three months ended April 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended April 30,
	2010	2009
Dividend yield	None	None
Expected volatility	57.2%	56.7%
Risk-free interest rate	2.4%	1.9%
Expected life (in years)	5.0	5.0
Weighted-average fair value at grant date	$5.84	$2.98
     For the three months ended April 30, 2010 and the three months ended April 30, 2009, the expected volatility assumption used in the Black-Scholes option-pricing model was a blended rate based on the historical trading activity of the Company’s common stock since the initial public offering and an analysis of peer group volatility. The expected life assumption is based on the simplified method. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The average mid-point between the vesting date and the expiration date for each vesting period is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends. Management has made an estimate of expected forfeitures of equity awards and is recognizing compensation costs only for those awards expected to vest.
     The amounts included in the condensed consolidated statements of operations for the three months ended April 30, 2010 and 2009 relating to stock-based compensation expense are as follows (in thousands):

	Three Months Ended April 30,
	2010	2009
Cost of product	$23	$11
Cost of services	146	97
Sales and marketing	1,022	750
Research and development	828	634
General and administrative	960	743

	$2,979	$2,235

Net Income (Loss) Per Share
     The Company computes basic net income (loss) per share by dividing its net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Diluted net income (loss) per share includes the dilutive effect of stock options and restricted stock under the treasury stock method.
     The components of the net income (loss) per share were as follows (in thousands except per share amounts):

	Three Months Ended April 30,
	2010	2009
Net income (loss)	$2,672	$(237)
Weighted average shares used to compute net income (loss) per share:
Basic	61,273	59,917
Dilutive effect of stock options and restricted stock	3,415	—

Diluted	64,688	59,917

Net income (loss) per share:
Basic	$0.04	$(0.00)
Diluted	$0.04	$(0.00)
     The following stock options to purchase common stock have been excluded from the computation of diluted net income per share for the periods presented because including the stock options would be anti-dilutive.

	Three Months Ended April 30,
	2010	2009
Options to purchase common stock	4,386	12,103
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
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended April 30,
	2010	2009
Net income (loss)	$2,672	$(237)
Other comprehensive income:
Foreign currency adjustment, net of tax of $0	(25)	(34)
Net unrealized gain from investments, net of tax of $0	50	1,107

Total comprehensive income	$2,697	$836

Recent Accounting Pronouncements
     In January 2010, the FASB issued an update requiring reporting entities to provide new disclosures and clarifications of currently required disclosures related to fair value measurements. The new disclosures require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the Level 3 reconciliations, a reporting entity should present separately information about purchases, sales, issuances and settlements. The update also clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 and Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This new guidance only requires additional disclosures and will not have a material impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require that an entity use an estimated selling price when VSOE or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes made to revenue recognition policies in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted the guidance beginning February 1, 2010 as described in Revenue Recognition above.
     In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted the guidance beginning February 1, 2010 as described in Revenue Recognition above.
     From time to time, new accounting pronouncements are issued by the FASB and subsequently adopted by the Company as of the specified effective date. Unless otherwise discussed in these notes, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated results of operations and financial condition upon adoption.

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The following table summarizes the composition of the Company’s investments at April 30, 2010 and January 31, 2010 (in thousands):

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
April 30, 2010	Cost	Gains	Losses	Fair Value	Securities	Securities
Available-for-sale U.S. treasury and government agency securities	$79,192	$—	$—	$79,192	$64,387	$14,805
Available-for-sale auction rate securities	$36,225	$—	$(1,498)	$34,727	$—	$34,727
Trading auction rate securities	$11,525	$—	$(156)	$11,369	$11,369	$—

	$126,942	$—	$(1,654)	$125,288	$75,756	$49,532

					Classification on Balance Sheet
		Gross	Gross		Short Term	Long Term
		Unrealized	Unrealized	Aggregate	Marketable	Marketable
January 31, 2010	Cost	Gains	Losses	Fair Value	Securities	Securities
Available-for-sale U.S. treasury and government agency securities	$65,879	$—	$—	$65,879	$50,860	$15,019
Available-for-sale auction rate securities	$36,325	$—	$(1,575)	$34,750	$—	$34,750
Trading auction rate securities	$13,325	$—	$(165)	$13,160	$13,160	$—

	$115,529	$—	$(1,740)	$113,789	$64,020	$49,769

     The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at April 30, 2010 (in thousands):

		Fair Value Measurements at
		Reporting Date Using
	Total Fair Value at
	April 30, 2010	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$19,428	$19,428	$—	$—
U.S. treasury and government agency securities	83,168	83,168	—	—
Certificates of deposit	699	699	—	—
Auction rate securities	46,096	—	—	46,096
Put right related to auction rate securities	144	—	—	144
	$149,535	$103,295	$—	$46,240

Financial Liabilities:
Foreign currency forward contracts	$22		$22
	$22	$—	$22	$—

     The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

Auction Rate
Securities
Balance as of January 31, 2010	$47,910
Unrealized gain included in accumulated other comprehensive loss	77
Unrealized gain included in other income (expense), net	9
Sales or redemptions of securities	(1,900)
Balance as of April 30, 2010	$46,096

     At April 30, 2010, auction rate securities (“ARS”) represented 31% of total financial assets measured at fair value.
     At April 30, 2010, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices were readily available. At April 30, 2010, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within Level 2 of the fair value hierarchy. At April 30, 2010, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of ARS, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates.
     Beginning in late February 2008, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions that have not been subsequently liquidated as long-term assets in its consolidated balance sheet based on management’s estimate of its inability to liquidate these investments within the next twelve months. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at April 30, 2010 included the following assumptions:

Expected Term	1-3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	1.2-2.1%
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
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provided the Company with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS agreed to provide a no net cost loan equal to 75% of the par value of the Company’s ARS positions with UBS should the Company desire such a loan before June 30, 2010. The Company has classified its ARS positions with UBS, totaling $11.5 million at April 30, 2010, as short-term marketable securities in the Company’s consolidated balance sheet. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “accumulated other comprehensive loss.” As a result of accepting the Put Right, the Company has entered into a separate financial instrument that has been recorded as an asset that is initially measured at its fair value. The Company has elected to apply the fair value option for accounting for financial assets and liabilities to the Put Right and accordingly will record future changes in fair value of the Put Right through earnings. The Company also elected to reclassify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly will record future changes in fair value through earnings. The Company recorded the fair value of the Put Right, $1.3 million, as an unrealized gain in “other income (expense), net” in the fiscal year ended January 31, 2009. The Company recorded the changes in the fair value of the Put Right during the three months ended April 30, 2010 and 2009 of approximately $7,000 and $0.3 million, respectively, as unrealized loss in the “other income (expense), net” section of its condensed consolidated statement of operations. The Put Right represents the right to sell the corresponding ARS back to UBS at par beginning June 30, 2010 and has therefore been classified as an other current asset in the Company’s consolidated balance sheet. As part of assessing the fair value of the Put Right in future periods, the Company will continue to assess the economic ability of UBS to meet its obligation under the Put Right.
     The Company considered the following factors in determining whether the impairment related to its available-for-sale securities was other-than-temporary or temporary: (i) the intent of the Company to sell the security; (ii) whether it is more likely than not that the Company will be required to sell the security before recovering its cost; and (iii) whether or not the Company is expected to recover the security’s entire amortized cost basis. The Company specifically noted that it had a cash, cash equivalents and marketable securities balance of approximately $111.4 million in investments other than ARS, and that the Company expects to generate positive cash flow on an annual basis. Additionally, the Company believed that the present value of expected future cash flows consisting of interest payments and the return of principal was sufficient to recover the amortized cost basis of the securities and expected to collect these cash flows. Therefore, the Company does not believe that the decline in value of its available-for-sale securities was other than temporary, or that any portion of the temporary decline was the result of a credit loss. As a result, as of April 30, 2010, the Company recorded an unrealized loss of $1.5 million related to the temporary impairment of the available-for-sale securities, which was included in accumulated other comprehensive loss within stockholders’ equity.
4. Inventory
     Inventory consists of the following (in thousands):

	April 30,	January 31,
	2010	2010
Raw materials	$1,996	$2,102
Finished goods	34,262	26,606

	$36,258	$28,708

5. Goodwill and Acquired Intangible Assets
Goodwill
     The carrying amount of goodwill of the Company was $2.0 million as of both April 30, 2010 and January 31, 2010. The Company’s goodwill resulted from the acquisition of NuTech Solutions, Inc. in May 2008. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company’s annual goodwill impairment test did not result in an impairment in fiscal 2009 or 2010.
     There was no change in the carrying amount of goodwill for the three months ended April 30, 2010.
Acquired Intangible Assets
     The carrying amount of acquired identifiable intangible assets was $3.8 million as of April 30, 2010 and $4.1 million as of January 31, 2010. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
     Acquired intangible assets consist of the following as of April 30, 2010 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$3,210	$(815)	$2,395
Order backlog	300	(296)	4
Customer relationships	1,460	(466)	994
Trademark and tradename	590	(187)	403

	$5,560	$(1,764)	$3,796

     Amortization of acquired intangible assets was approximately $0.3 million and $0.2 million for the three months ended April 30, 2010 and 2009, respectively.
     The following is the expected future amortization expense of the Company’s acquired intangible assets as of April 30, 2010 for the respective fiscal years ending January 31 (in thousands):

2011 (remaining nine months)	$698
2012	918
2013	920
2014	918
2015	294
Thereafter	48

Total	$3,796

     The weighted average useful life of acquired intangible assets is six years.
7. Accrued Expenses
     Accrued expenses consist of the following (in thousands) as of:

	April 30,	January 31,
	2010	2010
Corporate taxes	$2,270	$792
Sales meetings and events	588	1,015
Legal/audit/compliance	1,034	893
Rent/phone/utilities	1,047	1,080
Partner fees	230	268
Travel and entertainment	705	298
Inventory items	168	36
Other	1,201	1,524

	$7,243	$5,906

8. Stock Incentive Plans
Non-employee Awards
     The Company issues equity instruments to non-employees, including warrants and options to purchase common stock. The Company is required to re-measure the awards at each reporting period until the vesting date. The Company records the value of the shares using the graded-vesting basis over the period of time services are provided. Stock-based compensation expense for non-employees for the three months ended April 30, 2010 and 2009 was approximately $10,000 and $6,000, respectively.
     At April 30, 2010, non-employees held nonstatutory options to purchase 22,500 shares of common stock, of which 16,875 were fully vested and exercisable.
Restricted Common Stock Awards
     From time to time, the Company awards its non-employee directors restricted common stock awards under the Company’s 2007 Stock Incentive Plan. The vesting term of these awards is one year, assuming continued service. The vested shares under these awards cannot be sold until the director’s separation from the Company, or upon an earlier acquisition of the Company. The Company amortizes the fair market value of the awards at the time of the grant to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and may also receive dividends. The fair value of restricted stock awards is determined based on the number of shares granted and the market value of the Company’s common stock on the grant date, adjusted for any forfeiture factor.

     The following table summarizes the Company’s restricted stock activity during the three months ended April 30, 2010:

			Weighted Average
			Grant Date Fair
	Shares	Par value	Value
Non-vested as of January 31, 2010	57,808	$0.001	$7.76
Granted	—	—	—
Vested	—	—	—
Cancelled	—	—	—

Non-vested as of April 30, 2010	57,808	$0.001	$7.76

Restricted Common Stock Units
     The Company awards its employees and officers restricted common stock units under the Company’s 2007 Stock Incentive Plan. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares contingent upon satisfaction of specified conditions. The restricted stock units are valued based on the Company’s stock price on the grant date. For restricted stock units that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the award’s vesting periods. For restricted stock units with a performance-based vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the award’s expected vesting periods, commencing when achievement of the performance condition is deemed probable. Each period management evaluates the criteria established in each grant to determine the probability that the performance condition will be achieved. As of April 30, 2010, the number of performance-based vesting restricted stock units outstanding was 202,500.
     The following table summarizes the Company’s restricted stock unit activity during the three months ended April 30, 2010:

			Weighted Average
			Grant Date Fair	Aggregate Intrinsic
	Units	Par value	Value	Value
Oustanding units as of January 31, 2010	0	—	—
Granted	763,000	$0.001	$11.20
Vested	0	—	—
Cancelled	0	—	—

Oustanding units as of April 30, 2010	763,000	$0.001	$11.20	$10.4 million

Stock Options
     The following table summarizes stock option activity for the three months ended April 30, 2010:

				Weighted Average	Aggregate
	Shares	Number of Options	Weighted Average	Remaining Life in	Intrinsic
	Available for Grant	Outstanding	Exercise Price	Years	Value
Outstanding at January 31, 2010	3,422,236	11,815,522	$7.00
Options granted	(158,250)	158,250	$11.57
Restricted stock units granted	(763,000)		$0.00
Exercised	—	(721,782)	$4.62
Forfeited, cancelled or expired (1)	239,450	(242,750)	$10.39

Outstanding at April 30, 2010	2,740,436	11,009,240	$7.15	5.70 years	$72.1 million

Exercisable at April 30, 2010	—	4,869,681	$6.09	5.70 years	$37.0 million

Vested and expected to vest at April 30, 2010	—	10,734,174	$7.11	5.57 years	$70.6 million

(1)	Options cancelled under the Company’s 2000 Stock Incentive Plan (“the 2000 Plan”) after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. During the three months ended April 30, 2010, options for 3,300 shares granted under the 2000 Plan were cancelled.
The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of April 30, 2010, which was $13.69 per share. The aggregate intrinsic value of options exercised for the three months ended April 30, 2010 and 2009 was $6.0 million and $1.4 million, respectively.
     At April 30, 2010, unrecognized compensation expense related to unvested stock options, unvested restricted stock awards and unvested restricted stock units was $26.9 million, $0.1 million and $8.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.9, 0.17 and 3.57 years, respectively.
9. Income Taxes
          The Company recorded income tax expense of approximately $1.4 million and income tax benefit of approximately $71,000 for the three months ended April 30, 2010 and 2009, respectively. The Company’s effective income tax rate was 35% and 23% for the three months ended April 30, 2010 and 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies.
          For the three months ended April 30, 2010, the effective income tax rate approximated the U.S. federal statutory tax rate of 35%, primarily due to the offsetting effects of accounting for stock-based compensation, the federal manufacturers deduction, as well as the utilization of state tax credits. For the three months ended April 30, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35%, primarily due to the effects of accounting for stock-based compensation, as well as the utilization of federal and state tax credits.
          The Company’s income tax provision for the three months ended April 30, 2010 consisted of federal, state and foreign taxes owed in relation to income generated. The Company’s income tax provision for the three months ended April 30, 2009 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries. The federal and state provision for the three months ended April 30, 2009 included amounts in relation to the Company’s income generated in the United States, reduced by the utilization of available net operating loss (“NOL”) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.
     The Company continued to provide a full valuation allowance for foreign net operating losses for NuTech Solutions, Inc., acquired by Netezza in May 2008, with operations in Germany and Poland, as the Company believes it is more likely than not that the future tax benefits from accumulated net operating losses will not be realized. The

Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in a future period, which could result in the reversal of a significant portion or all of the valuation allowance. Any reversal of the valuation allowance associated with the NuTech acquisition would be recorded as a tax benefit.
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
Guarantees and Indemnification Obligations
          The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of April 30, 2010, the Company does not expect it will incur any significant liabilities under these indemnification agreements.
11. Industry Segment and Geographic Information
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
          Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended April 30,
	2010	2009
United States	$46,770	$33,692
International	11,404	11,675

Total	$58,174	$45,367

     The following table summarizes the Company’s long-lived assets, consisting of the net book value of the Company’s property and equipment, by geographic location (in thousands):

	April 30,	January 31,
	2010	2010
United States	$8,769	$8,234
International	262	235

Total	$9,031	$8,469

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.
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
     Business intelligence solutions are still in their early stages of growth and their continued adoption and growth in the marketplace remain uncertain. Additionally, our appliance approach requires our customers to run their data warehouses in new and innovative ways and often requires our customers to replace their existing equipment and supplier relationships, which they may be unwilling to do, especially in light of the often critical nature of the components and systems involved and the significant capital and other resources they may have previously invested. Furthermore, purchases of our products involve material changes to established purchasing patterns and policies. Even if prospective customers recognize the need for our products, they may not select one of our appliance solutions because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our appliance solutions. Therefore, our future success also depends on our ability to maintain our leadership position in the data warehouse market and to proactively address the needs of the market and our customers to further drive the adoption of business intelligence and to sustain our competitive advantage versus competing approaches to business intelligence and alternate product offerings.
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
Revenue
     We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the three months ended April 30, 2010 and 2009, U.S. customers accounted for approximately 80% and 74% of our overall revenue, respectively. For fiscal 2010, 2009 and 2008, U.S. customers accounted for approximately 80%, 74% and 80% our revenue, respectively.
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
     Services Revenue. We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services for the three months ended April 30, 2010 and 2009 was 26% and 28%, respectively, and was 30%, 24% and 19% in fiscal 2010, 2009 and 2008, respectively.
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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 447 employees at April 30, 2010 from 425 employees at January 31, 2010 and 381 employees at January 31, 2009.
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
Other Income (Expense), Net
     Other income (expense), net primarily consists of losses or gains on translation of non-U.S. dollar transactions into U.S. dollars, changes in the fair value of foreign currency forward contracts, changes in the fair value of the auction rate securities put right, unrealized losses or gains on trading securities and losses or gains on disposal of fixed assets.
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
Accordingly, we believe the policies set forth above are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 have not materially changed, other than the critical accounting policy titled “Revenue Recognition” which has been modified as a result of changes to our revenue recognition policy required by new accounting guidance adopted during the three months ended April 30, 2010.
Revenue Recognition
     We derive revenue from the sale of our products and related services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the related receivable is probable. This policy is applicable to all revenue transactions, including sales to resellers and end users. The following summarizes the major terms of our contractual relationships with end users and resellers and the manner in which these transactions are accounted.
     Our product offerings include the sale of hardware with its embedded propriety software. Revenue from these transactions is recognized upon shipment unless shipping terms or local laws do not allow the title and risk of loss to transfer at shipping point. In those cases, we defer revenue until title and risk of loss transfer to the customer. We do not customarily offer a right of return on our product sales and any acceptance criteria is normally based upon published specifications. In cases where a right of return is granted, we defer revenue until such rights expire. If acceptance criteria are not based on published specifications with which we can ensure compliance, we defer revenue until acceptance has been confirmed or the right of return expires. Customers may purchase a standard maintenance agreement which typically commences upon product delivery. We also provide a 90-day standard product warranty.
     Our service revenue consists of installation, maintenance, training and professional services. Installation and professional services are not considered essential to the functionality of our products as these services do not customize or alter the product capabilities and could be performed by customers or third party vendors. Installation and professional services revenue is recognized upon completion of installation or requested services. Maintenance revenue is recognized ratably over the contract period. Training revenue is recognized upon the completion of the training or expiration.
     Our service revenue also consists of software customization and consulting service contracts. Services revenues are recognized either as services are performed and billed to customers for time and material arrangements or on the percentage-of-completion method for fixed fee contracts. Percentage-of-completion is measured by the percentage of software customization or consulting hours incurred to date to total estimated hours. This method is used because we have determined that past experience has shown expended hours to be the best measure of progress on these engagements. Revisions in total estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident.
     For sales through resellers and distributors, we deliver the product directly to the end user customer to which the product has been sold. Revenue recognition on reseller and distributor arrangements is accounted for as described above.
     In October 2009, the Financial Accounting Standards Board, or FASB, issued an accounting standard for multiple-deliverable revenue arrangements which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently with issuing this standard, the FASB also issued an accounting standard which excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible product’s essential functionality. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted.
     We adopted these standards on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after February 1, 2010. As a result, net revenues for the three months ended April 30, 2010 were approximately $17.0 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products for which a new or materially modified contract was entered into during the three months ended April 30, 2010 where the product contained undelivered elements for which we were unable to demonstrate fair value under the previous standards. Had we adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating on or after February 1, 2009, net revenues for the three months ended April 30, 2009 would have been approximately $0.5 million higher. Under the new standards we allocate the total consideration for an arrangement among the separable elements of the arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.
     We do not believe the effect of adopting these standards will have a material impact on total revenue recognized in our full fiscal year 2011, however, the impact in any given period will vary depending on the nature and volume of multiple element arrangements entered into during the period.
     Beginning in fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible product’s essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence, or VSOE, if available, third party evidence, or TPE, if VSOE is not available, or best estimated selling price, or BESP, if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with its policies for product and service revenue recognition.
     VSOE of fair value is based upon the amount charged when an element is sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume and maintenance term. We review services revenue sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality than other available products, the comparable pricing of products with similar functionality typically cannot be obtained. As we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE.
     When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which the company would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors; pricing practices; including pricing in different geographies and for different purchase volumes; internal costs; and competitor pricing strategies. The determination of BESP is a formal process within our company that includes review and approval by our management. We review our determination of BESP on a periodic basis and updates it, when appropriate, to ensure that it reflects our recent pricing experience.
     We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. The new standards do not change the units of accounting for our revenue transactions.
     In multiple element arrangements where software deliverables that are not more-than-incidental are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices within the selling price hierarchy of each of the deliverables in the arrangement based on the selling price hierarchy described above. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated among the individual software deliverables using the guidance for recognizing software revenue, as amended.
     We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges.
     For transactions entered into prior to February 1, 2010, we allocate revenue for multiple element arrangements for which VSOE exists for undelivered elements but not for the delivered elements, using the “residual method”. Under the residual method, the fair values of the undelivered elements are initially deferred. The residual contract amount is then allocated to and recognized for the delivered elements. Thereafter, the amount deferred for the undelivered element is recognized when those elements are delivered. For arrangements in which VSOE does not exist for each undelivered element, revenue for the entire arrangement is deferred and not recognized until delivery of all the elements without VSOE has occurred, unless the only undelivered element is maintenance in which case the entire contract is recognized ratably over the maintenance period.

Results of Operations
     The following table sets forth our consolidated results of operations for the periods shown.

	Three Months Ended April 30,		Percentage
	2010	2009	Change
	(in thousands)
Revenue
Product	$42,837	$32,702	31%
Services	15,337	12,665	21%

Total revenue	58,174	45,367	28%

Cost of revenue
Product	15,445	12,344	25%
Services	4,330	3,475	25%

Total cost of revenue	19,775	15,819	25%

Gross margin	38,399	29,548	30%

Operating expenses
Sales and marketing	19,150	14,676	30%
Research and development	10,829	11,620	-7%
General and administrative	4,550	3,976	14%

Total operating expenses	34,529	30,272	14%

Operating income	3,870	(724)	N/A
Interest income	286	310	-8%
Interest expense	—	25	-100%
Other income (expense), net	(46)	131	N/A

Income before income taxes	4,110	(308)
Income tax expense (benefit)	1,438	(71)

Net income	$2,672	$(237)

Revenue
     Total revenue was $58.2 million and $45.4 million in the three months ended April 30, 2010 and 2009, respectively, representing an increase of 28%.
     Product revenue was $42.8 million and $32.7 million for the three months ended April 30, 2010 and 2009, respectively, representing an increase of 31%. This increase was primarily based on increased sales volume and continued deployment of our TwinFin appliance, particularly from our existing customers, rather than price increases. As a result of the adoption of new revenue recognition accounting standards for arrangements with multiple deliverables, described above, product revenues were approximately $17.0 million higher than revenues that would have been recorded under previous accounting rules. Product revenue related to existing customer sales increased by $12.3 million in the three months ended April 30, 2010, representing 77% of total product revenue, from 63% in the three months ended April 30, 2009. Product revenue related to new customers represented 23% of total product revenue, from 37% of total product revenue in the three months ended April 30, 2009. Our total installed base of customers was 345 at April 30, 2010.
     Geographically, 81% of our product revenue was from customers in the United States and 19% was from international customers for the three months ended April 30, 2010, as compared to 75% of our product revenue from customers in the United States and 25% from international customers for the three months ended April 30, 2009.

     Services revenue was $15.3 million and $12.7 million for the three months ended April 30, 2010 and 2009, respectively, representing an increase of 21%. This increase was the result of maintenance and support services for an expanding installed customer base as a result of the renewal of maintenance and support contracts by existing customers, combined with new product sales during the period, and accompanying sales of new maintenance and support contracts. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin
     Total gross margin was 66% and 65% for the three months ended April 30, 2010 and 2009, respectively. The increase in gross margin was the result of an increase in the product gross margin, but is not necessarily sustainable or indicative of any future trends.
     Product gross margin was 64% and 62% for the three months ended April 30, 2010 and 2009, respectively. This increase was due primarily to a reduction in the cost of our hardware components and increased efficiencies from improved relationships with our contract manufacturers.
     Services gross margin was 72% and 73% for the three months ended April 30, 2010 and 2009, respectively. The decrease in the services gross margin for the three months ended April 30, 2010 was primarily due to a services headcount increase of 17% to 56 at April 30, 2010 from 48 at April 30, 2009.
Sales and Marketing Expenses
     Sales and marketing expenses increased $4.5 million, or 30%, to $19.2 million for the three months ended April 30, 2010 from $14.7 million for the three months ended April 30, 2009. The increase in sales and marketing expenses for the three months ended April 30, 2010 was primarily due to increases of $2.5 million in salaries and employee benefits due to additional headcount, $0.6 million in marketing programs primarily related to our TwinFin appliance, $0.5 million in sales travel and expense, $0.5 million in shared overhead, fringe and office costs and $0.2 million in stock-based compensation expense.
     As a percentage of revenue, sales and marketing expenses were 33% and 32% for the three months ended April 30, 2010 and 2009, respectively.
     The number of sales and marketing employees increased to 181 at April 30, 2010, from 156 at April 30, 2009, as we continue to expand our sales force to provide better geographic distribution and market penetration.
Research and Development Expenses
     Research and development expenses decreased $0.8 million, or 7%, to $10.8 million for the three months ended April 30, 2010 from $11.6 million for the three months ended April 30, 2009. The decrease in research and development expenses for the three months ended April 30, 2010 was due primarily to a decrease of $2.6 million in prototype expense primarily due to expenditures in the three months ended April 30, 2009 related to product development for our TwinFin appliance. This decrease was partially offset by an increase of $0.8 million due to additional headcount, $0.5 million in shared overhead and fringe costs, $0.3 million in consulting costs and $0.2 million in stock-based compensation expense.
     As a percentage of revenue, research and development expenses were 19% and 26% for the three months ended April 30, 2010 and 2009, respectively.
     The number of research and development employees increased to 166 at April 30, 2010 from 164 at April 30, 2009. The development team from our contract engineering firm in India also increased to 68 at April 30, 2010 from 65 at April 30, 2009, in order to take advantage of the cost efficiencies associated with offshore research and development resources.

General and Administrative Expenses
     General and administrative expenses increased $0.6 million, or 14%, to $4.6 million for the three months ended April 30, 2010 from $4.0 million for the three months ended April 30, 2009. The increase in general and administrative expenses for the three months ended April 30, 2010 was due primarily to increases of $0.6 million in office rent and office costs, $0.5 million in salaries and employee benefits, and $0.2 million in stock-based compensation expense, partially offset by decreases of $0.8 million in shared overhead and fringe costs.
     As a percentage of revenue, general and administrative expenses were 8% and 9% for the three months ended April 30, 2010 and 2009, respectively.
     The number of general and administrative employees was 33 at April 30, 2010 and 31 at April 30, 2009, and may change from time to time to ensure that we have appropriate infrastructure to support the growth of our organization and to support the demands of public company compliance.
Interest Income (Expense), Net
     We recorded approximately $286,000 of interest income, net, for the three months ended April 30, 2010 as compared to $285,000 for the three months ended April 30, 2009. Interest income, net, for the three months ended April 30, 2010 was comprised of interest income of $286,000. Interest income, net, for the three months ended April 30, 2009 was comprised of interest income of $310,000 and interest expense of approximately $25,000.
Other Income (Expense), Net
     We incurred other expense, net, of approximately $46,000 for the three months ended April 30, 2010 as compared to other income, net, of approximately $0.1 million for the three months ended April 30, 2009. The components of other expense, net, for the three months ended April 30, 2010 were a loss on the change in fair value of our auction rate security put right, gains on trading securities, transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts. The components of other income, net in the three months ended April 30, 2009 were gains on trading securities, transaction gains for activities in our foreign subsidiaries, gains associated with changes in the fair value of foreign currency forward contracts, and a loss on the change in fair value of our auction rate security put right.
Provision for Income Taxes
     We recorded an income tax expense of approximately $1.4 million for the three months ended April 30, 2010, as compared to an income tax benefit of approximately $0.1 million for the three months ended April 30, 2009.
     Our effective income tax rate was 35% and 23% for the three months ended April 30, 2010 and 2009, respectively. Our effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three months ended April 30, 2010, the effective income tax rate approximated the U.S. federal statutory tax rate of 35%, primarily due to the offsetting effects of accounting for stock-based compensation, the federal manufacturers deduction, as well as the utilization of state tax credits. For the three months ended April 30, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35%, primarily due to the effects of accounting for stock-based compensation, as well as the utilization of federal and state tax credits.
     Our income tax provision for the three months ended April 30, 2010 consisted of federal, state and foreign taxes owed in relation to income generated. Our income tax provision for the three months ended April 30, 2009 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries. The federal and state provision for the three months ended April 30, 2009 included amounts in relation to our income generated in the U.S., reduced by the utilization of available net operating loss, or NOL, carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.

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
     The non-GAAP financial measures presented by us exclude non-cash employee stock-based compensation, amortization of acquired intangible assets, and the related income tax effect of excluding these expenses. Because of the varying valuation methodologies and assumptions that companies use, we believe that excluding non-cash employee stock-based compensation allows investors to analyze our business over multiple periods and provide more meaningful comparisons with other companies. Because the amount of amortization of acquired intangible assets varies in amount and frequency and is significantly affected by the timing and size of our acquisitions, we believe that excluding amortization of acquired intangible assets allows investors to analyze our business over multiple periods and provide more meaningful comparisons with other companies.
     A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows (in thousands except per share data):

	Three Months Ended April 30,
	2010	2009
Net income (loss) as reported under GAAP	$2,672	$(237)
Adjustments to GAAP net income (loss):
Non-cash employee stock based compensation	2,979	2,235
Amortization of acquired intangible assets	260	231
Income tax effect (1)	(1,052)	(662)

Non-GAAP net income	$4,859	$1,567

Net income (loss) per share as reported under GAAP — diluted	$0.04	$(0.00)
Net income per share impact of excluded items	0.04	0.03

Non-GAAP net income per share — diluted	$0.08	$0.03

(1)	Income tax effect of excluding stock-based compensation and amortization of acquired intangible assets. The method used to determine this adjustment was to calculate the tax provision excluding these charges as compared to the tax provision including these charges.
Liquidity and Capital Resources
     As of April 30, 2010, our principal sources of liquidity were cash and cash equivalents of $32.2 million, short-term investments in U.S. treasury and government agency securities of $64.4 million and accounts receivable of $36.9 million.
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
          At April 30, 2010, we held auction rate securities, or ARS, with a par value totalling $47.8 million. These ARS, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of April 30, 2010 assumes a weighted average discount rate of between 1.2% and 2.1% and an expected term of one to three years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of April 30, 2010, we have estimated an aggregate loss of $1.7 million, of which $1.5 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity and of which $0.2 million was related to the impairment of ARS deemed other-than-temporary and included in other income (expense), net in the consolidated statement of operations.
          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended April 30,
	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$2,714	$(3,395)
Net cash used in investing activities	(13,274)	(1,193)
Net cash provided by financing activities	2,149	242
     Cash Provided by (Used in) Operating Activities
     Net cash provided by operating activities was $2.7 million for the three months ended April 30, 2010 and primarily consisted of net income of $2.7 million, a decrease in accounts receivable of $15.7 million, primarily due to the timing and billing and collections of customer invoices, and an increase in accrued expenses of $2.5 million. These increases were partially offset by an increase in inventory of $7.6 million, due to increased production of TwinFin inventory, a decrease in accounts payable of $7.8 million, a decrease in deferred revenues of $3.8 million, and an increase in other assets of $2.3 million. In addition, for the three months ended April 30, 2010, we had stock-based compensation expense of $3.0 million and depreciation and amortization expense of $1.4 million, each of which is a non-cash expense.

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
     Cash Used in Investing Activities
     Net cash used in investing activities was $13.3 million for the three months ended April 30, 2010, comprised primarily of purchases of short-term and long-term U.S. treasury and government agency securities of $49.9 million and $1.8 million of capital expenditures related primarily to new product development. These uses of cash were partially offset by $38.4 million of sales and maturities of our investments.
     Net cash used in investing activities was $1.2 million for the three months ended April 30, 2009, comprised primarily of $2.0 million, net of cash acquired, used to acquire Tizor, and $1.0 million of capital expenditures. These uses of cash were partially offset by $1.7 million of sales and maturities of our investments.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $2.1 million and $0.2 million for the three months ended April 30, 2010 and 2009, respectively, each of which consisted of proceeds received from the issuance of common stock upon the exercise of stock options.
     Contractual Obligations
     The following is a summary of our contractual obligations as of April 30, 2010:

Contractual obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			(in thousands)
Operating lease obligations	$12,574	$3,143	$4,512	$3,942	$977
Purchase obligations (1)	9,916	9,916	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturers for the procurement of assembled appliance systems for the next three months.

The table above does not reflect unrecognized tax benefits of $4.6 million, the timing of which is uncertain.
          We believe that our cash and cash equivalents of $32.2 million and our short-term marketable securities of $75.8 million, both as of April 30, 2010, will be sufficient to fund our projected operating requirements for at least the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth and the expansion of our sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
     Off-Balance Sheet Arrangements
     We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules. Examples of off-balance sheet arrangements include relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that do not have to be reflected on our balance sheet.

Recent Accounting Pronouncements
     In January 2010, the FASB issued an update requiring reporting entities to provide new disclosures, and clarifications of currently required disclosures related to fair value measurements. The new disclosures require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the Level 3 reconciliations, a reporting entity should present separately information about purchases, sales, issuances and settlements. The update also clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in Level 2 and Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This new guidance only requires additional disclosures and will not have a material impact on our consolidated financial statements.
          In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require that an entity use an estimated selling price when VSOE or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes made to revenue recognition policies in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We adopted the guidance beginning February 1, 2010, as described in Revenue Recognition above.
          In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We adopted the guidance beginning February 1, 2010, as described in Revenue Recognition above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of April 30, 2010, we had $6.1 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars, Japanese yen and euros, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
          At April 30, 2010, we had outstanding foreign currency forward contracts with an aggregate notional value of $11.6 million, denominated in British pounds, Australian dollars, euros and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $22,000 at April 30, 2010. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
     Interest Rate Risk
          We had an unrestricted cash and cash equivalents balance of $32.2 million at April 30, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income and an increase in rates will increase investment income.
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.
          At April 30, 2010, we held ARS with a par value of $47.8 million that had experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of April 30, 2010. On November 7, 2008, we accepted an offer from UBS AG, one of our brokers, which provided us with rights to sell UBS our ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. As a result of accepting this offer, we have classified our ARS position with UBS, totaling a par value of $11.5 million at April 30, 2010, as short-term assets in our consolidated balance sheet. We have recorded a gross unrealized loss of $1.7 million related to impairment of our entire ARS position. See Note 3 to the accompanying financial statements for a description of how we value these ARS. Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used an expected term of one year or five years and a discount rate of 1.2% and 3.1% respectively, the gross unrealized loss would have been $0.5 million or $5.2 million, respectively. If we had used an expected term of one to three years and a discount rate of 1.2% or 3.1%, the gross unrealized loss would have been $0.8 million or $2.8 million, respectively. If we had used an expected term of one to three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $1.1 million or $2.2 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS to have a material impact on our ability to operate our business

Item 4.	Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
There are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us. Please also see “Cautionary Statement” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. These risk factors have been updated from those in our Annual Report on Form 10-K, to, among other things, update the risk factor related to our future interpretations of existing accounting standards. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
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
     We have been profitable for the last three fiscal years, generating net income of $4.2 million in fiscal 2010, $31.5 million in fiscal 2009 and $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. As of April 30, 2010, our accumulated deficit was $40.8 million. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
     The market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future growth depends on our successful development and introduction of new products, such as our TwinFin appliance, and enhancements to existing products that achieve acceptance in the market. Due to the complexity of our products, which include integrated hardware and software components, any new products and product enhancements would be subject to significant technical risks that could impact our ability to introduce those products and enhancements in a timely manner. In addition, such new products or product enhancements may not achieve market acceptance despite our expending significant resources to develop them. If we are unable, for technological or other reasons, to develop, introduce and enhance our products in a timely manner in response to changing market conditions or evolving customer requirements, or if these new products and product enhancements do not achieve market acceptance due to competitive or other factors, our operating results and financial condition could be adversely affected.
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
     Between January 31, 2005 and April 30, 2010, the number of our employees increased from 140 to 447 and our installed base of customers grew from 15 to 345. In addition, during that time period our number of office locations has increased from 3 to 19. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
     In the three months ended April 30, 2010 and the fiscal years ended January 31, 2010 and 2009, we derived approximately 2%, 11% and 3%, respectively, of our revenue from sales made by resellers and various integrators to U.S. federal government agencies, and this amount may increase substantially in future periods. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.
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
     In the three months ended April 30, 2010 and the fiscal years ended January 31, 2010 and 2009, we derived approximately 20%, 20% and 26%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in ten different foreign countries. We expect our revenue and operations outside the United States will expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
     Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the three months ended April 30, 2010 and the fiscal years ended January 31, 2010 and 2009, we derived approximately 14%, 14% and 21%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
     Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 26% of our revenue in the three months ended April 30, 2010, 30% of our revenue in the fiscal year ended January 31, 2010 and 24% of our revenue in the fiscal year ended January 31, 2009). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.
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
     Due to our inability to sell these securities at auction since late February 2008, on November 7, 2008, we accepted an offer from UBS AG, an investment broker through which we hold par value $11.5 million of auction rate securities as of April 30, 2010, that grants us the right to sell to UBS $11.5 million of our total $47.8 million auction rate securities position, at par, at any time during a two-year period beginning June 30, 2010, which we refer to as the put right. Nevertheless, the put right only provides us with the opportunity to liquidate a portion of our auction rate securities position and to the extent we are not able to liquidate the remainder of our auction rate securities, our lack of access to the underlying value of such securities could have a material impact on our income and results of operations.
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
     We acquired NuTech Solutions, Inc. in May 2008 and Tizor Systems, Inc. in February 2009. In the future, we may acquire additional companies, assets or technologies in an effort to complement our existing offerings or enhance our market position. Any acquisitions we make could subject us to a number of risks, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	Per Share	Programs	Programs
February 1, 2010 — February 28, 2010	0	0	0	0
March 1, 2010 — March 31, 2010	0	0	0	0
April 1, 2010 — April 30, 2010	87,353	$13.6	0	0

Total	87,353	$13.6	0	0

(1)	In April 2010, the Company repurchased 87,353 shares of common stock from a former executive to satisfy the exercise price of a stock option.

Item 6. Exhibits
See the Exhibit Index attached hereto which is herein incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netezza Corporation (Registrant)
Date: June 9, 2010	By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.