Form 10-Q
period 2010-07-31
NETEZZA CORP
filed 2010-09-09
CIK 1132484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2010, there were 62,761,108 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NETEZZA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	July 31,	January 31,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$66,567	$40,638
Short-term marketable securities	69,777	64,020
Accounts receivable	32,376	53,450
Inventory	32,160	28,708
Deferred tax assets, net	17,168	14,490
Restricted cash	60	60
Prepaid expenses and other current assets	9,456	4,675

Total current assets	227,564	206,041
Property and equipment, net	11,012	8,469
Deferred tax assets, net	10,290	12,048
Goodwill	2,000	2,000
Intangible assets, net	3,561	4,056
Long-term marketable securities	42,224	49,769
Restricted cash	439	639
Other long-term assets	906	575

Total assets	$297,996	$283,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,537	$12,604
Accrued expenses	9,767	5,906
Accrued compensation and benefits	7,906	6,776
Current portion of deferred revenue	44,799	49,665

Total current liabilities	69,009	74,951

Long-term deferred revenue	11,665	8,727
Other long-term liabilities	2,332	2,326

Total long-term liabilities	13,997	11,053

Total liabilities	83,006	86,004

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at July 31, 2010 and January 31, 2010; none outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at July 31, 2010 and January 31, 2010, 62,344,123 and 61,021,370 shares issued at July 31, 2010 and January 31, 2010, respectively	62	61
Treasury stock, at cost; 226,415 and 139,062 shares at July 31, 2010 and January 31, 2010, respectively	(1,202)	(14)
Additional paid-in-capital	255,094	242,901
Accumulated other comprehensive loss	(1,388)	(1,924)
Accumulated deficit	(37,576)	(43,431)

Total stockholders’ equity	214,990	197,593

Total liabilities and stockholders’ equity	$297,996	$283,597

See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Revenue
Product	$47,276	$29,969	$90,113	$62,671
Services	16,531	13,965	31,868	26,630

Total revenue	63,807	43,934	121,981	89,301
Cost of revenue
Product	17,259	11,123	32,704	23,467
Services	5,316	3,420	9,646	6,895

Total cost of revenue	22,575	14,543	42,350	30,362

Gross margin	41,232	29,391	79,631	58,939
Operating expenses
Sales and marketing	20,922	15,729	40,072	30,405
Research and development	10,951	9,297	21,780	20,917
General and administrative	4,408	3,974	8,958	7,950

Total operating expenses	36,281	29,000	70,810	59,272

Operating income (loss)	4,951	391	8,821	(333)
Interest income	243	197	529	507
Interest expense	—	25	—	50
Other income (expense), net	(87)	247	(133)	378

Income before income tax expense	$5,107	$810	$9,217	$502
Income tax expense	1,923	80	3,361	9

Net income	$3,184	$730	$5,856	$493

Net income per share
Basic	$0.05	$0.01	$0.10	$0.01

Diluted	$0.05	$0.01	$0.09	$0.01

Weighted average common shares outstanding
Basic	61,941	60,232	61,569	60,104
Diluted	65,938	62,847	65,283	62,675
See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended July 31,
	2010	2009
Cash flows from operating activities
Net income	$5,856	$493
Adjustments to reconcile net income to net cash provided by (used in) operating activites
Depreciation and amortization	3,094	3,635
Stock-based compensation expense	6,429	4,705
Benefit from deferred income taxes, net	(1,042)	(138)
Gain on bargain purchase from acquisition of business	—	(365)
Gain on trading securities	(165)	(288)
Loss on auction rate securities written put right	151	140
Amortization and accretion of discount and premium on marketable securities	119	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	21,117	3,057
Inventory	(4,644)	242
Other assets	(5,249)	1,642
Accounts payable	(6,221)	(2,673)
Accrued compensation and benefits	893	(833)
Accrued expenses	4,286	(1,277)
Deferred revenue	(1,928)	(9,283)

Net cash provided by (used in) operating activities	22,696	(943)

Cash flows from investing activities
Purchase of investments	(73,217)	—
Sales, redemptions and maturities of investments	75,735	1,725
Acquisition of business, net of cash acquired	—	(2,007)
Purchases of property and equipment	(3,941)	(1,821)
Change in other long-term assets	—	(425)
Decrease in restricted cash	200	354

Net cash used in investing activities	(1,223)	(2,174)

Cash flows from financing activities
Proceeds from issuance of common stock, net	4,577	784

Net cash provided by financing activities	4,577	784

Net increase (decrease) in cash and cash equivalents	26,050	(2,333)
Effect of exchange rate changes on cash and cash equivalents	(121)	395
Cash and cash equivalents, beginning of period	40,638	111,635

Cash and cash equivalents, end of period	$66,567	$109,697

Non-cash financing transaction
Common stock swap for exercise of stock options	$1,188	$—

Supplemental disclosure of cash flow information
Cash paid for taxes	$3,173	$288
See accompanying Notes to Condensed Consolidated Financial Statements

NETEZZA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
     Netezza Corporation (the “Company”) is a provider of data warehouse, analytic and monitoring appliances. The Company’s TwinFin™ and Skimmer™ data warehouse products integrate database, server and storage platforms in a purpose-built unit to enable detailed queries and analyses on large volumes of stored data. The Company also offers its Mantra® database activity-monitoring appliance that provides a solution for the monitoring and auditing of access to this critical stored data. The results of these queries and analyses, often referred to as business intelligence, provide organizations with actionable information to improve their business operations. The Company’s data warehouse appliances were designed specifically for analysis of terabytes or petabytes of data at higher performance levels and at a lower total cost of ownership with greater ease of use than can be achieved via traditional data warehouse systems. The Company’s data warehouse appliances perform faster, deeper and more iterative analyses on larger amounts of detailed data, giving customers greater insight into trends and anomalies in their businesses, thereby enabling them to make better strategic decisions.
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
     The condensed consolidated balance sheet at January 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of July 31, 2010 and for the three and six months ended July 31, 2010 and 2009 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the SEC on April 1, 2010.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the Company’s financial position as of July 31, 2010, results of operations for the three and six months ended July 31, 2010 and 2009 and cash flows for the six months ended July 31, 2010 and 2009 have been made. The results of operations for the three and six months ended July 31, 2010 and the cash flows for the six months ended July 31, 2010 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending January 31, 2011 or any future periods.
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

     The Company adopted these standards on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after February 1, 2010. As a result, net revenues for the six months ended July 31, 2010 were approximately $2.9 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products for which a new or materially modified contract was entered into during the six months ended July 31, 2010 where the product contained undelivered elements for which the Company was unable to demonstrate fair value under the previous standards. Had the Company adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating on or after February 1, 2009, net revenues for the six months ended July 31, 2009 would have been approximately $1.2 million higher. Under the new standards the Company allocates the total consideration for an arrangement among the separable elements of the arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.
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
Foreign Currency Translation
     The functional currency for the Company’s foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the average rates in effect during the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction (losses) gains for the three and six months ended July 31, 2010 were approximately $(102,000) and $(144,000), respectively, and for the three and six months ended July 31, 2009 were $193,000 and $156,000, respectively. These losses or gains are recorded as “other income (expense), net” in the condensed consolidated statements of operations.
Concentration of Credit Risk and Significant Customers
     The Company maintains its cash in bank deposit accounts at high quality financial institutions. The individual balances, at times, may exceed federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. At July 31, 2010, one customer accounted for 18% of accounts receivable. At January 31, 2010, two customers accounted for 16% and 15% of accounts receivable, respectively. One customer accounted for 10% or greater of the Company’s total revenue in the six months ended July 31, 2010 and no customer accounted for 10% or greater in the six months ended July 31, 2009.
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
     The fair value of each option granted during the three and six months ended July 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	59.6%	56.8%	58.2%	56.7%
Risk-free interest rate	1.89%	2.41%	2.17%	1.95%
Expected life (in years)	5.0	5.0	5.0	5.0
Weighted-average fair value at grant date	$7.15	$3.89	$6.43	$3.03
     For the three and six months ended July 31, 2010 and 2009, the expected volatility assumption used in the Black-Scholes option-pricing model was a blended rate based on the historical trading activity of the Company’s common stock since the initial public offering and an analysis of peer group volatility. The expected life assumption is based on the simplified method. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The average mid-point between the vesting date and the expiration date for each vesting period is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend and has no current plans to pay cash dividends. Management has made an estimate of expected forfeitures of equity awards and the Company is recognizing compensation costs only for those awards expected to vest.
     The amounts included in the condensed consolidated statements of operations for the three and six months ended July 31, 2010 and 2009 relating to stock-based compensation expense are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Cost of product	$30	$11	$53	$22
Cost of services	185	98	331	195
Sales and marketing	1,172	816	2,194	1,566
Research and development	892	683	1,720	1,317
General and administrative	1,150	839	2,110	1,582

	$3,429	$2,447	$6,408	$4,682

Net Income Per Share
     The Company computes basic net income per share by dividing its net income for the period by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Diluted net income per share includes the dilutive effect of stock options and restricted stock under the treasury stock method.
     The components of the net income per share were as follows (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income	$3,184	$730	$5,856	$493
Weighted average shares used to compute net income per share:
Basic	61,941	60,232	61,569	60,104
Dilutive effect of stock options and restricted stock	3,997	2,615	3,714	2,571

Diluted	65,938	62,847	65,283	62,675

Net income per share:
Basic	$0.05	$0.01	$0.10	$0.01
Diluted	$0.05	$0.01	$0.09	$0.01
     The following stock options to purchase common stock have been excluded from the computation of diluted net income per share for the periods presented because including the stock options would be anti-dilutive.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Options to purchase common stock	1,835	8,007	2,725	7,672
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
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income	$3,184	$730	$5,856	$493
Other comprehensive income:
Foreign currency adjustment, net of tax of $0	(126)	223	(151)	189
Net unrealized gain from investments, net of tax of $0	637	112	687	1,219

Total comprehensive income	$3,695	$1,065	$6,392	$1,901

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
     In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require that an entity use an estimated selling price when VSOE or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes made to revenue recognition policies in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted the guidance beginning February 1, 2010, as described in Revenue Recognition above.
     In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted the guidance beginning February 1, 2010, as described in Revenue Recognition above.
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
Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

     The following table summarizes the composition of the Company’s investments at July 31, 2010 and January 31, 2010 (in thousands):

					Classification on Balance Sheet
					Short Term	Long Term
		Gross Unrealized	Gross Unrealized		Marketable	Marketable
July 31, 2010	Cost	Gains	Losses	Aggregate Fair Value	Securities	Securities
Available-for-sale U.S. treasury and government agency securities	$82,755	$38	$—	$82,793	$69,777	$13,016
Available-for-sale auction rate securities	$30,125	$—	$(917)	$29,208	$—	$29,208

	$112,880	$38	$(917)	$112,001	$69,777	$42,224

					Classification on Balance Sheet
					Short Term	Long Term
		Gross Unrealized	Gross Unrealized		Marketable	Marketable
January 31, 2010	Cost	Gains	Losses	Aggregate Fair Value	Securities	Securities
Available-for-sale U.S. treasury and government agency securities	$65,879	$—	$—	$65,879	$50,860	$15,019
Available-for-sale auction rate securities	$36,325	$—	$(1,575)	$34,750	$—	$34,750
Trading auction rate securities	$13,325	$—	$(165)	$13,160	$13,160	$—

	$115,529	$—	$(1,740)	$113,789	$64,020	$49,769

     The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at July 31, 2010 (in thousands):

	Total Fair Value at	Fair Value Measurements at Reporting Date Using
	July 31, 2010	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$42,302	$42,302	$—	$—
U.S. treasury and government agency securities	95,975	95,975	—	—
Certificates of deposit	499	499	—	—
Auction rate securities	29,208	—	—	29,208

	$167,984	$138,776	$—	$29,208

Financial Liabilities:
Foreign currency forward contracts	$241		$241

	$241	$—	$241	$—

     The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs (in thousands):

Auction Rate
Securities
Balance as of January 31, 2010	$47,910
Transfers in from Level 1	—
Unrealized gains included in accumulated other comprehensive loss	658
Realized gains included in other income (expense), net	165
Sales or redemptions of securities	(19,525)

Balance as of July 31, 2010	$29,208

     At July 31, 2010, auction rate securities (“ARS”) represented 17% of total financial assets measured at fair value.
     At July 31, 2010, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices were readily available. At July 31, 2010, the foreign currency forward contract valuation inputs were based on quoted prices and quoted pricing intervals from public data and did not involve management judgment. Accordingly, these have been classified within Level 2 of the fair value hierarchy. At July 31, 2010, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of ARS, most of which were AAA-rated bonds collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates.
     Beginning in late February 2008, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the Company’s inability to quickly liquidate these investments, the Company has reclassified those investments with failed auctions that have not been subsequently liquidated as long-term assets in its consolidated balance sheet based on management’s estimate of its inability to liquidate these investments within the next twelve months. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis at July 31, 2010 included the following assumptions:

Expected Term	3 Years
Illiquidity Discount	1.5-1.8%
Discount Rate	1.4%
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
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), one of the Company’s brokers, which provided the Company with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. In addition, UBS agreed to provide a no net cost loan equal to 75% of the par value of the Company’s ARS positions with UBS should the Company desire such a loan before June 30, 2010. Before accepting the Put Right, the Company had the intent and ability to hold these securities until a successful auction or another liquidating event occurred and had previously recognized the unrealized loss as a temporary impairment and recorded the decline in value in “accumulated other comprehensive loss.” As a result of accepting the Put Right, the Company entered into a separate financial instrument that had been recorded as an asset that was initially measured at its fair value. The Company elected to apply the fair value option for accounting for financial assets and liabilities to the Put Right and accordingly recorded changes in fair value of the Put Right through earnings. The Company also elected to classify the ARS investment subject to the Put Right from available-for-sale to trading securities and accordingly recorded changes in fair value through earnings. The Company recorded the fair value of the Put Right, $1.3 million, as an unrealized gain in “other income (expense), net” in the fiscal year ended January 31, 2009. The Company recorded the changes in the fair value of the Put Right during the three and six months ended July 31, 2010 of approximately $(144,000) and $(151,000), respectively, and during the three and six months ended July 31, 2009 of approximately $(155,000) and $141,000, respectively, as unrealized gain (loss) in the “other income (expense), net” section of its condensed consolidated statement of operations. During the three months ended July 31, 2010, the Company exercised the Put Right and liquidated its existing ARS positions with UBS at par. As a result, the Company has recorded $0 for the fair value of the Put Right in its consolidated balance sheet as of July 31, 2010 and will not record future charges with respect to the Put Right in the future.
     The Company considered the following factors in determining whether the impairment related to its available-for-sale securities was other-than-temporary or temporary: (i) the intent of the Company to sell the security; (ii) whether it is more likely than not that the Company will be required to sell the security before recovering its cost; and (iii) whether or not the Company is expected to recover the security’s entire amortized cost basis. The Company specifically noted that it had a cash, cash equivalents and marketable securities balance of approximately $149.4 million in investments other than ARS, and that the Company expects to generate positive cash flow on an annual basis. Additionally, the Company believed that the present value of expected future cash flows consisting of interest payments and the return of principal was sufficient to recover the amortized cost basis of the securities and expected to collect these cash flows. Therefore, the Company does not believe that the decline in value of its available-for-sale securities was other than temporary, or that any portion of the temporary decline was the result of a credit loss. As a result, as of July 31, 2010, the Company recorded an unrealized loss of $0.9 million related to the temporary impairment of the available-for-sale securities, which was included in accumulated other comprehensive loss within stockholders’ equity.
4. Inventory
     Inventory consists of the following (in thousands):

	July 31,	January 31,
	2010	2010
Raw materials	$3,030	$2,102
Finished goods	29,130	26,606

	$32,160	$28,708

5. Goodwill and Acquired Intangible Assets
Goodwill
     The carrying amount of goodwill of the Company was $2.0 million as of both July 31, 2010 and January 31, 2010. The Company’s goodwill resulted from the acquisition of NuTech Solutions, Inc. in May 2008. Goodwill is not amortized, but instead is reviewed for impairment at least annually in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. The Company’s annual goodwill impairment test did not result in an impairment in fiscal 2009 or 2010.
     There was no change in the carrying amount of goodwill for the six months ended July 31, 2010.
Acquired Intangible Assets
     The carrying amount of acquired identifiable intangible assets was $3.6 million as of July 31, 2010 and $4.1 million as of January 31, 2010. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
     Acquired intangible assets consist of the following as of July 31, 2010 (in thousands):

		Accumulated
	Cost	Amortization	Net
Developed technology	$3,210	$(958)	$2,252
Order backlog	300	(300)	0
Customer relationships	1,460	(529)	931
Trademark and tradename	590	(212)	378

	$5,560	$(1,999)	$3,561

     Amortization of acquired intangible assets was approximately $0.2 million and $0.3 million for the three months ended July 31, 2010 and 2009, respectively, and $0.5 million and $0.5 million for the six months ended July 31, 2010 and 2009, respectively.
     The following is the expected future amortization expense of the Company’s acquired intangible assets as of July 31, 2010 for the respective fiscal years ending January 31 (in thousands):

2011 (remaining six months)	$463
2012	918
2013	920
2014	918
2015	294
Thereafter	48

Total	$3,561

     The weighted average useful life of acquired intangible assets is six years.
6. Accrued Expenses
     Accrued expenses consist of the following (in thousands) as of:

	July 31,	January 31,
	2010	2010
Corporate taxes	$1,816	$792
Sales meetings and events	696	1,015
Legal/audit/compliance	808	893
Rent/phone/utilities	1,082	1,080
Partner fees	1,879	268
Travel and entertainment	605	298
Other	2,881	1,560

	$9,767	$5,906

7. Stock Incentive Plans
Non-employee Awards
     From time to time, the Company issues equity instruments to non-employees, including warrants and options to purchase common stock. The Company is required to re-measure the value of the awards at each reporting period until the vesting date. The Company records the value of the shares using the graded-vesting basis over the period of time services are provided. Stock-based compensation expense for non-employees for the three months ended July 31, 2010 and 2009 was approximately $11,000 and $17,000, respectively. Stock-based compensation expense for non-employees for the six months ended July 31, 2010 and 2009 was approximately $21,000 and $23,000, respectively.
     At July 31, 2010, non-employees held nonstatutory options to purchase 22,500 shares of common stock, of which 18,125 were fully vested and exercisable.
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
     The following table summarizes the Company’s restricted stock activity during the six months ended July 31, 2010:

			Weighted Average
			Grant Date Fair
	Shares	Par value	Value
Non-vested as of January 31, 2010	57,808	$0.001	$7.76
Granted	42,168	$0.001	$13.28
Vested	(55,933)	$0.001	$7.70
Cancelled	—	—	—

Non-vested as of July 31, 2010	44,043	$0.001	$13.12

Restricted Common Stock Units
     The Company awards its employees and officers restricted common stock units under the Company’s 2007 Stock Incentive Plan. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares contingent upon satisfaction of specified conditions. The restricted stock units are valued based on the Company’s stock price on the grant date. For restricted stock units that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the award’s vesting periods. For restricted stock units with a performance-based vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the award’s expected vesting periods, commencing when achievement of the performance condition is deemed probable. Each period management evaluates the criteria established in each grant to determine the probability that the performance condition will be achieved. As of July 31, 2010, the number of performance-based vesting restricted stock units outstanding was 202,500.

     The following table summarizes the Company’s restricted stock unit activity during the six months ended July 31, 2010:

			Weighted Average
			Grant Date Fair	Aggregate Intrinsic
	Units	Par value	Value	Value
Outstanding units as of January 31, 2010	0	—	—

Granted	763,000	$0.001	$11.20
Vested	0	—	—
Cancelled	(1,000)	$0.001	$11.20

Outstanding units as of July 31, 2010	762,000	$0.001	$11.20	$11.8 million

Stock Options
     The following table summarizes stock option activity for the six months ended July 31, 2010:

				Weighted Average	Aggregate
	Shares Available	Number of Options	Weighted Average	Remaining Life in	Intrinsic
	for Grant	Outstanding	Exercise Price	Years	Value
Outstanding at January 31, 2010	3,422,236	11,815,522	$7.00
Options granted	(279,500)	279,500	$12.54
Restricted stock units and awards granted	(805,168)		$0.00
Exercised	—	(1,280,585)	$4.50
Forfeited, cancelled or expired (1)	322,800	(356,725)	$10.31

Outstanding at July 31, 2010	2,660,368	10,457,712	$7.34	5.51 years	$85.3 million

Exercisable at July 31, 2010	—	4,966,822	$6.44	5.38 years	$45.0 million

Vested and expected to vest at July 31, 2010	—	10,182,606	$7.31	5.50 years	$83.4 million

(1)	Options cancelled under the Company’s 2000 Stock Incentive Plan (“the 2000 Plan”) after July 24, 2007 are not considered available for grant, as the Company is no longer granting options under this plan. During the six months ended July 31, 2010, options for 34,925 shares granted under the 2000 Plan were cancelled.
The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of July 31, 2010, which was $15.50 per share. The aggregate intrinsic value of options exercised for the six months ended July 31, 2010 and 2009 was $11.7 million and $3.1 million, respectively.
     At July 31, 2010, unrecognized compensation expense related to unvested stock options, unvested restricted stock awards and unvested restricted stock units was $24.9 million, $0.5 million and $7.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.8, 0.87 and 3.31 years, respectively.
8. Income Taxes
     The Company recorded income tax expense of approximately $1.9 million and $80,000 for the three months ended July 31, 2010 and 2009, respectively, and income tax expense of approximately $3.4 million and $9,000 for the six months ended July 31, 2010 and 2009, respectively. The Company’s effective income tax rate was 38% and 10% for the three months ended July 31, 2010 and 2009, respectively, and 36% and 2% for the six months ended July 31, 2010 and 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

     For the three months and six months ended July 31, 2010, the effective income tax rate was greater than the U.S. federal statutory tax rate of 35%, primarily due to the effects of accounting for stock-based compensation and state taxes, as well as the offsetting effects of the federal manufacturers deduction and the utilization of state tax credits. For the three months and six months ended July 31, 2009, the effective income tax rate was less than the U.S. federal statutory tax rate of 35%, primarily due to the utilization of federal tax credits and the effects of purchase accounting from our acquisition of Tizor Systems, Inc., as well as the offsetting effects of accounting for stock-based compensation and state taxes.
     The Company’s income tax provision for the three and six months ended July 31, 2010 consisted of federal, state and foreign taxes owed in relation to income generated. The Company’s income tax provision for the three and six months ended July 31, 2009 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries.
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
9. Commitments and Contingencies
Legal
     On November 20, 2009, the Company filed a complaint against Intelligent Integration Systems, Inc., (“IISi”), a former solutions provider to Netezza, in Superior Court in Suffolk County, Massachusetts. The complaint alleges that IISi breached an agreement with the Company, as well as breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations and beneficial business relations and violations of the Massachusetts fair business practices act. The Company’s complaint against IISi seeks unspecified monetary damages, a declaration that the Company’s termination of the agreement with IISi was in accordance with the terms of that agreement and the return of the Company’s property and proprietary information from IISi, costs and attorneys fees. On January 22, 2010, IISi filed an answer and counterclaim in response to the Company’s complaint, in which IISi alleges that the Company breached its contract with IISi, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment, business defamation, intentional interference with contractual relations and violations of the Massachusetts fair business practices act. In its counterclaim, IISi seeks unspecified monetary damages, an injunction requiring the Company to return its trade secrets and proprietary information, costs and attorneys fees. On August 18, 2010, the court issued a partial summary judgment ruling that the Company had breached its agreement with IISi by terminating the agreement without good cause, but did not rule on damages for such breach or on IISi’s remaining counterclaims, such as its allegation that we misappropriated IISi’s trade secrets. On September 7, 2010, IISi filed a motion for preliminary injunction seeking, among other things, to prohibit the Company from marketing, distributing or using products allegedly containing IISi’s trade secrets, including the Company’s geospatial product and IISi’s extended SQL toolkit, or any versions or portions of those products. IISi’s motion further seeks to prohibit the Company from marketing, distributing or using any products that perform the functions of those products for a period of three years. The parties have not conducted the Company’s full discovery with respect to IISi’s counterclaims and damages for termination of the agreement have not been determined. The Company denies that it used trade secrets or proprietary information of IISi and intends to vigorously contest ISSi’s motion for preliminary injunction and to vigorously defend itself against IISi’s remaining counterclaims, to which the Company continues to believe it has meritorious defenses.
Guarantees and Indemnification Obligations
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other proprietary right infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. Based on historical information and information known as of July 31, 2010, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

10. Industry Segment and Geographic Information
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
     Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
United States	$48,223	$36,629	$94,993	$70,321
International	15,584	7,305	26,988	18,980

Total	$63,807	$43,934	$121,981	$89,301

     The following table summarizes the Company’s long-lived assets, consisting of the net book value of the Company’s property and equipment, by geographic location (in thousands):

	July 31,	January 31,
	2010	2010
United States	$10,584	$8,234
International	428	235

Total	$11,012	$8,469

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
     Business intelligence solutions are still in their early stages of growth and their continued adoption and growth in the marketplace remain uncertain. Additionally, our appliance approach requires our customers to run their data warehouses in new and innovative ways and often requires our customers to replace their existing equipment and supplier relationships, which they may be unwilling to do, especially in light of the often critical nature of the components and systems involved and the significant capital and other resources they may have previously invested. Furthermore, purchases of our products involve material changes to established purchasing patterns and policies. Even if prospective customers recognize the need for our products, they may not select one of our appliance solutions because they may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our appliance solutions. Therefore, our future success also depends on our ability to maintain our leadership position in the data warehouse market and to proactively address the needs of the market and our customers to further drive the adoption of business intelligence and to sustain our competitive advantage versus competing approaches to business intelligence and alternate product offerings.
     There was a significant deterioration in economic conditions over the past two fiscal years in many of the countries and regions in which we do business. Although there has recently been improvement in these economic conditions and this improvement continued during the six months ended July 31, 2010, they have caused some of our current or prospective customers to reduce their information technology spending, causing them to modify, delay or cancel plans to purchase our products. In addition, some of our traditional competitors have introduced their own integrated data warehousing solutions which may cause our sales cycles to be delayed and may have an adverse impact on our business, operating results and financial condition.
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
Revenue
     We derive our revenue from sales of products and related services. We sell our data warehouse appliances worldwide to large global enterprises, mid-market companies and government agencies through our direct sales force as well as indirectly via distribution partners. To date, we have derived the substantial majority of our revenue from customers located in the United States. For the six months ended July 31, 2010 and 2009, U.S. customers accounted for approximately 78% and 79% of our overall revenue, respectively. For fiscal 2010, 2009 and 2008, U.S. customers accounted for approximately 80%, 74% and 80% our revenue, respectively.
     Product Revenue. The significant majority of our revenue is generated through the sale of our appliances, primarily to companies in the following vertical industries: telecommunications, digital media, retail, financial services, outsourced analytics, government and health and life sciences. Our future revenue growth will depend in significant part upon further sales of our appliances to our existing customer base. In addition, increasing our sales to new customers in existing vertical industries we currently serve and in other vertical industries that depend upon high-performance data analysis is an important element of our strategy. We consider the further development of our direct and indirect sales channels in domestic and international markets to be a key to our future revenue growth and the global acceptance of our products. Our future revenue growth will also depend on our ability to sustain the high levels of customer satisfaction generated by providing “high-touch,” high-quality support. In addition, the market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future revenue growth is dependent on the successful development and introduction of new products and enhancements, including the continued market acceptance of our new generation TwinFin appliance which represents the substantial majority of our revenues in the six months ended July 31, 2010. Such new introductions and enhancements could reduce demand for our existing products and cause customers to delay purchasing decisions until such new products and enhancements are introduced. To address these risks we will seek to expand our sales and marketing efforts, continue to pursue research and development as well as acquisition opportunities to expand and enhance our product offering.
     Services Revenue. We sell product maintenance, installation, training and professional services to our customers. The percentage of our total revenue derived from services for the six months ended July 31, 2010 and 2009 was 26% and 30%, respectively, and was 30%, 24% and 19% in fiscal 2010, 2009 and 2008, respectively.
Cost of Revenue and Gross Profit
     Cost of product revenue consists primarily of amounts paid to our contract manufacturer, in connection with the procurement of hardware components and assembly of those components into our appliance systems. Neither we nor our contract manufacturer enter into long-term supply contracts for our hardware components, which can cause our cost of product revenue to fluctuate. These product costs are recorded when the related product revenue is recognized. Cost of revenue also includes shipping, warehousing and logistics expenses, and inventory write-downs to write down the carrying value of inventory to the lower of cost or market. Shipping, warehousing, logistics costs and inventory write-downs are recognized as incurred.
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

Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. Our headcount increased to 469 employees at July 31, 2010 from 425 employees at January 31, 2010 and 381 employees at January 31, 2009.
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
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and employee benefits, shared overhead and fringe costs, which consist primarily of allocated facilities expenses and allocated corporate employee benefits, fees for professional services such as legal, accounting and compliance, investor relation expenses and insurance premiums, including premiums related to director and officer insurance. We may add to the number of general and administrative employees to ensure we have appropriate infrastructure to support the growth of our organization and to support the demands of public company compliance. Accordingly, we expect general and administrative expenses to continue to increase in total dollars, although we expect these expenses to be consistent as a percentage of total revenue.
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
     Accordingly, we believe the policies set forth above are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 have not materially changed, other than the critical accounting policy titled “Revenue Recognition” which has been modified as a result of changes to our revenue recognition policy required by new accounting guidance adopted during the six months ended July 31, 2010.
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
     We adopted these standards on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after February 1, 2010. As a result, net revenues for the six months ended July 31, 2010 were approximately $2.9 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products for which a new or materially modified contract was entered into during the six months ended July 31, 2010 where the product contained undelivered elements for which we were unable to demonstrate fair value under the previous standards. Had we adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating on or after February 1, 2009, net revenues for six months ended July 31, 2009 would have been approximately $1.2 million higher. Under the new standards we allocate the total consideration for an arrangement among the separable elements of the arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.
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
     When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which the company would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors; pricing practices, including pricing in different geographies and for different purchase volumes; internal costs; and competitor pricing strategies. The determination of BESP is a formal process within our company that includes review and approval by our management. We review our determination of BESP on a periodic basis and update it, when appropriate, to ensure that it reflects our recent pricing experience.
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

Results of Operations
          The following table sets forth our consolidated results of operations for the periods shown.

	Three Months Ended July 31,		Six Months Ended July 31,		Percentage Change
					Three Months	Six Months
	2010	2009	2010	2009	Ended July 31,	Ended July 31,
	(in thousands)		(in thousands)
Revenue
Product	$47,276	$29,969	$90,113	$62,671	58%	44%
Services	16,531	13,965	31,868	26,630	18%	20%

Total revenue	63,807	43,934	121,981	89,301	45%	37%

Cost of revenue
Product	17,259	11,123	32,704	23,467	55%	39%
Services	5,316	3,420	9,646	6,895	55%	40%

Total cost of revenue	22,575	14,543	42,350	30,362	55%	39%

Gross margin	41,232	29,391	79,631	58,939	40%	35%

Operating expenses
Sales and marketing	20,922	15,729	40,072	30,405	33%	32%
Research and development	10,951	9,297	21,780	20,917	18%	4%
General and administrative	4,408	3,974	8,958	7,950	11%	13%

Total operating expenses	36,281	29,000	70,810	59,272	25%	19%

Operating income	4,951	391	8,821	(333)	1166%	N/A
Interest income	243	197	529	507	23%	4%
Interest expense	—	25	—	50	-100%	-100%
Other income (expense), net	(87)	247	(133)	378	N/A	N/A

Income before income taxes	5,107	810	9,217	502
Income tax expense (benefit)	1,923	80	3,361	9

Net income	$3,184	$730	$5,856	$493

Revenue
     Total revenue was $63.8 million and $43.9 million in the three months ended July 31, 2010 and 2009, respectively, representing an increase of 45%. Total revenue was $122.0 million and $89.3 million in the six months ended July 31, 2010 and 2009, respectively, representing an increase of 37%.
     Product revenue was $47.3 million and $30.0 million for the three months ended July 31, 2010 and 2009, respectively, representing an increase of 58%. This increase was primarily based on increased sales volume and continued deployment of our TwinFin appliance, particularly from our existing customers, rather than price increases. As a result of the adoption of new revenue recognition accounting standards for arrangements with multiple deliverables in the first quarter of fiscal 2011, described above, product revenues were approximately $14.1 million lower than revenues that would have been recorded under previous accounting rules. Product revenue related to existing customer sales increased by $24.2 million in the three months ended July 31, 2010, representing 75% of total product revenue, from 37% in the three months ended July 31, 2009. Product revenue related to new customers represented 25% of total product revenue, from 63% of total product revenue in the three months ended July 31, 2009. Our total installed base of customers was 373 at July 31, 2010.
     Product revenue was $90.1 million and $62.7 million for the six months ended July 31, 2010 and 2009, respectively, representing an increase of 44%. This increase was primarily based on increased sales volume and continued deployment of our TwinFin appliance, particularly from our existing customers, rather than price increases. As a result of the adoption of new revenue recognition accounting standards for arrangements with multiple deliverables, described above, product revenues were approximately $2.9 million higher than revenues that would have been recorded under previous accounting rules. Product revenue related to existing customer sales increased by $35.9 million in the six months ended July 31, 2010, representing 75% of total product revenue, from 50% in the six months ended July 31, 2009. Product revenue related to new customers represented 25% of total product revenue, from 50% of total product revenue in the six months ended July 31, 2009.

     Geographically, 75% of our product revenue was from customers in the United States and 25% was from international customers for the three months ended July 31, 2010, as compared to 88% of our product revenue from customers in the United States and 12% from international customers for the three months ended July 31, 2009. Geographically, 78% of our product revenue was from customers in the United States and 22% was from international customers for the six months ended July 31, 2010, as compared to 82% of our product revenue from customers in the United States and 18% from international customers for the six months ended July 31, 2009.
     Services revenue was $16.5 million and $14.0 million for the three months ended July 31, 2010 and 2009, respectively, representing an increase of 18%. Services revenue was $31.9 million and $26.6 million for the six months ended July 31, 2010 and 2009, respectively, representing an increase of 20%. This increase was the result of maintenance and support services for an expanding installed customer base as a result of the renewal of maintenance and support contracts by existing customers, combined with new product sales during the period, and accompanying sales of new maintenance and support contracts. All of our customers to date have purchased first-year annual maintenance and support services and substantially all of our customers renewed their maintenance and support agreements.
Gross Margin
     Total gross margin was 65% and 67% for the three months ended July 31, 2010 and 2009, respectively and 65% and 66% for the six months ended July 31, 2010 and 2009, respectively. The decrease in gross margin was the result of a decrease in the services gross margin, but is not necessarily indicative of any future trends.
     Product gross margin was 63% and 63% for the three months ended July 31, 2010 and 2009, respectively and 64% and 63% for the six months ended July 31, 2010 and 2009, respectively. This increase was due primarily to a reduction in the cost of our hardware components and increased efficiencies from improved relationships with our contract manufacturers.
     Services gross margin was 68% and 76% for the three months ended July 31, 2010 and 2009, respectively and 70% and 74% for the six months ended July 31, 2010 and 2009, respectively. The decrease in the services gross margin for the three and six months ended July 31, 2010 was primarily due to a services headcount increase of 23% to 58 at July 31, 2010 from 47 at July 31, 2009 and increases in third party hardware service costs.
Sales and Marketing Expenses
     Sales and marketing expenses increased $5.2 million, or 33%, to $20.9 million for the three months ended July 31, 2010 from $15.7 million for the three months ended July 31, 2009. The increase in sales and marketing expenses for the three months ended July 31, 2010 was primarily due to increases of $2.3 million in increases sales commissions due to increased revenues, $1.3 million in salaries and employee benefits due to additional headcount, $0.8 million in sales travel and expense, $0.4 million in stock-based compensation expense and $0.3 million in marketing programs primarily related to our TwinFin appliance.
     Sales and marketing expenses increased $9.7 million, or 32%, to $40.1 million for the six months ended July 31, 2010 from $30.4 million for the six months ended July 31, 2009. The increase in sales and marketing expenses for the six months ended July 31, 2010 was primarily due to increases of $3.3 million in increases sales commissions due to increased revenues, $2.8 million in salaries and employee benefits due to additional headcount, $1.3 million in sales travel and expense, $1.0 million in marketing programs primarily related to our TwinFin appliance, $0.8 million in office costs and shared overhead and fringe costs and $0.6 million in stock-based compensation expense.
     As a percentage of revenue, sales and marketing expenses were 33% and 36% for the three months ended July 31, 2010 and 2009, respectively and 33% and 34% for the six months ended July 31, 2010 and 2009, respectively.
     The number of sales and marketing employees increased to 193 at July 31, 2010, from 147 at July 31, 2009, as we continue to expand our sales force to provide better geographic distribution and market penetration.

Research and Development Expenses
     Research and development expenses increased $1.7 million, or 18%, to $11.0 million for the three months ended July 31, 2010 from $9.3 million for the three months ended July 31, 2009. The increase in research and development expenses for the three months ended July 31, 2010 was due primarily to increases of $0.4 million due to additional headcount, $0.4 million in consulting costs, $0.3 million in office costs, $0.2 million in shared overhead and fringe costs and $0.2 million in stock-based compensation expense.
     Research and development expenses increased $0.9 million, or 4%, to $21.8 million for the six months ended July 31, 2010 from $20.9 million for the six months ended July 31, 2009. The increase in research and development expenses for the six months ended July 31, 2010 was due primarily to a increases of $1.2 million due to additional headcount, $0.8 million in shared overhead and fringe costs, $0.7 million in consulting costs, $0.4 million in office costs and $0.4 million in stock-based compensation expense, partially offset by a decrease of $2.5 million in prototype expense primarily due to expenditures in the six months ended July 30, 2009 related to product development of our TwinFin appliance.
     As a percentage of revenue, research and development expenses were 17% and 21% for the three months ended July 31, 2010 and 2009, respectively and 18% and 23% for the six months ended July 31, 2010 and 2009, respectively.
     The number of research and development employees increased to 172 at July 31, 2010 from 156 at July 31, 2009. The development team from our contract engineering firm in India also increased to 77 at July 31, 2010 from 72 at July 31, 2009, in order to take advantage of the cost efficiencies associated with offshore research and development resources.
General and Administrative Expenses
     General and administrative expenses increased $0.4 million, or 11%, to $4.4 million for the three months ended July 31, 2010 from $4.0 million for the three months ended July 31, 2009. The increase in general and administrative expenses for the three months ended July 31, 2010 was due primarily to increases of $0.4 million in salaries and employee benefits and $0.3 million in stock-based compensation expense, partially offset by decreases of $0.2 million in shared overhead and fringe costs.
     General and administrative expenses increased $1.0 million, or 13%, to $9.0 million for the six months ended July 31, 2010 from $8.0 million for the six months ended July 31, 2009. The increase in general and administrative expenses for the six months ended July 31, 2010 was due primarily to increases of $0.9 million in salaries and employee benefits, $0.5 million in office rent and office costs and $0.5 million in stock-based compensation expense, partially offset by decreases of $1.0 million in shared overhead and fringe costs.
     As a percentage of revenue, general and administrative expenses were 7% and 9% for the three months ended July 31, 2010 and 2009, respectively and 7% and 9% for the six months ended July 31, 2010 and 2009, respectively.
     The number of general and administrative employees was 34 at July 31, 2010 and 32 at July 31, 2009, and may change from time to time to ensure that we have appropriate infrastructure to support the growth of our organization and to support the demands of public company compliance.
Interest Income (Expense), Net
     We recorded approximately $243,000 of interest income, net, for the three months ended July 31, 2010 as compared to $172,000 for the three months ended July 31, 2009. Interest income, net, for the three months ended July 31, 2010 was comprised of interest income of $243,000. Interest income, net, for the three months ended July 31, 2009 was comprised of interest income of $197,000 and interest expense of approximately $25,000.
     We recorded approximately $529,000 of interest income, net, for the six months ended July 31, 2010 as compared to $457,000 for the six months ended July 31, 2009. Interest income, net, for the six months ended July 31, 2010 was comprised of interest income of $529,000. Interest income, net, for the six months ended July 31, 2009 was comprised of interest income of $507,000 and interest expense of approximately $50,000.

Other Income (Expense), Net
     We incurred other expense, net, of approximately $87,000 for the three months ended July 31, 2010 as compared to other income, net, of approximately $247,000 for the three months ended July 31, 2009. The components of other expense, net, for the three months ended July 31, 2010 were a loss on the change in fair value of our auction rate security put right, gains on trading securities, transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts. The components of other income, net in the three months ended July 31, 2009 were a gain on bargain purchase resulting from an acquisition, a gain on the change in fair value of our auction rate security put right, losses on trading securities, transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts.
     We incurred other expense, net, of approximately $133,000 for the six months ended July 31, 2010 as compared to other income, net, of approximately $378,000 for the six months ended July 31, 2009. The components of other expense, net, for the six months ended July 31, 2010 were a loss on the change in fair value of our auction rate security put right, gains on trading securities, transaction losses for activities in our foreign subsidiaries and losses associated with changes in the fair value of foreign currency forward contracts. The components of other income, net in the six months ended July 31, 2009 were a gain on bargain purchase resulting from an acquisition, gains on trading securities, transactions gains for activities in our foreign subsidiaries, gains associated with changes in the fair value of foreign currency forward contracts and a loss on the change in fair value of our auction rate security put right.
Provision for Income Taxes
     We recorded an income tax expense of approximately $1.9 million and approximately $80,000 for the three months ended July 31, 2010 and 2009, respectively. We recorded an income tax expense of approximately $3.4 million and approximately $9,000 for the six months ended July 31, 2010 and 2009, respectively.
     Our effective income tax rate was 38% and 10% for the three months ended July 31, 2010 and 2009, respectively. Our effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three months ended July 31, 2010, the effective income tax rate was greater than the U.S. federal statutory tax rate of 35%, primarily due to the effects of accounting for stock-based compensation and state taxes, as well as the offsetting effects of the federal manufacturers deduction and the utilization of state tax credits. For the three months ended July 31, 2009, the effective income tax rate was less than the U.S. federal statutory tax rate of 35%, primarily due to the utilization of federal tax credits and the effects of purchase accounting from our acquisition of Tizor Systems, Inc., as well as the offsetting effects of accounting for stock-based compensation and state taxes.
     Our effective income tax rate was 36% and 2% for the six months ended July 31, 2010 and 2009, respectively. Our effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the six months ended July 31, 2010, the effective income tax rate was greater than the U.S. federal statutory tax rate of 35%, primarily due to the effects of accounting for stock-based compensation and state taxes, as well as the offsetting effects of the federal manufacturers deduction and the utilization of state tax credits. For the six months ended July 31, 2009, the effective income tax rate was less than the U.S. federal statutory tax rate of 35%, primarily due to the utilization of federal tax credits and the effects of purchase accounting from our acquisition of Tizor Systems, Inc., as well as the offsetting effects of accounting for stock-based compensation and state taxes.
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
     The non-GAAP financial measures presented by us exclude non-cash stock-based compensation, amortization of acquired intangible assets, gain on bargain purchase and the related income tax effect of excluding these expenses. Because of the varying valuation methodologies and assumptions that companies use to measure stock-based compensation expense, we believe that excluding non-cash stock-based compensation allows investors to analyze our recurring business over multiple periods and provide more meaningful comparisons with other companies. Because the amount of amortization of acquired intangible assets varies in amount and frequency and is significantly affected by the timing and size of our acquisitions, we believe that excluding amortization of acquired intangible assets allows investors to analyze our recurring business over multiple periods. The gain on bargain purchase in the three months ended July 31, 2009 resulted from the value of identifiable net assets acquired exceeding the value of the purchase consideration transferred for our acquisition of Tizor Systems, Inc. Since we had no gain on bargain purchase in any other periods and due to the one-time nature of this charge, we are presenting our operating results without this gain to allow for a more meaningful comparison of current periods to prior year periods.
     A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows (in thousands except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income as reported under GAAP	$3,184	$730	$5,856	$493
Adjustments to GAAP net income:
Non-cash employee stock based compensation	3,429	2,447	6,408	4,682
Amortization of acquired intangible assets	235	269	495	500
Gain on bargain purchase (1)	—	(365)	—	(365)
Income tax effect (2)	(1,056)	(803)	(2,108)	(1,465)

Non-GAAP net income	$5,792	$2,278	$10,651	$3,845

Net income per share as reported under GAAP — diluted	$0.05	$0.01	$0.09	$0.01
Net income per share impact of excluded items	0.04	0.03	0.07	0.05

Non-GAAP net income per share — diluted	$0.09	$0.04	$0.16	$0.06

(1)	Represents gain on bargain purchase resulting from the value of identifiable net assets acquired exceeding the value of the purchase price for our acquisition of Tizor Systems, Inc.

(2)	Income tax effect of excluding stock-based compensation and amortization of acquired intangible assets. The method used to determine this adjustment was to calculate the tax provision excluding these charges as compared to the tax provision including these charges. For the three and six months ended July 31, 2009, the total income tax effect is reported with the tax benefit adjustment (see footnote 1 above).
Liquidity and Capital Resources
     As of July 31, 2010, our principal sources of liquidity were cash and cash equivalents of $66.6 million, short-term investments in U.S. treasury and government agency securities of $69.8 million and accounts receivable of $32.4 million.

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
     At July 31, 2010, we held auction rate securities, or ARS, with a par value totalling $30.1 million. These ARS, most of which are AAA-rated bonds collateralized by federally guaranteed student loans, are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. On November 7, 2008, we accepted an offer from UBS AG (“UBS”), one of our brokers, which provided us with rights (the “Put Right”) to sell UBS $15.8 million of its ARS investments at par, which were purchased through UBS, at any time during a two-year period beginning June 30, 2010. During the three months ended July 31, 2010, we exercised the Put Right and liquidated our existing ARS positions with UBS at par. We will not be able to liquidate the remaining $30.1 million of ARS held with other brokers until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of July 31, 2010 assumes a weighted average discount rate of 1.4% and an expected term of three years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of July 31, 2010, we have estimated an aggregate loss of $0.9 million, which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended July 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$22,696	$(943)
Net cash used in investing activities	(1,223)	(2,174)
Net cash provided by financing activities	4,577	784
     Cash Provided by (Used in) Operating Activities
     Net cash provided by operating activities was $22.7 million for the six months ended July 31, 2010 and primarily consisted of net income of $5.9 million, a decrease in accounts receivable of $21.1 million, primarily due to the timing and billing and collections of customer invoices, and an increase in accrued expenses of $4.3 million. These increases were partially offset by a decrease in accounts payable of $6.2 million, an increase in other assets of $5.2 million, an increase in inventory of $4.6 million, due to increased production of TwinFin inventory, and a decrease in deferred revenue of $1.9 million. In addition, for the six months ended July 31, 2010, we had stock-based compensation expense of $6.4 million and depreciation and amortization expense of $3.1 million, each of which is a non-cash expense.
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
     Cash Used in Investing Activities
     Net cash used in investing activities was $1.2 million for the six months ended July 31, 2010, comprised primarily of purchases of short-term and long-term U.S. treasury and government agency securities of $73.2 million and $3.9 million of capital expenditures related primarily to new product development. These uses of cash were partially offset by $75.7 million of sales and maturities of our investments.
     Net cash used in investing activities was $2.2 million for the six months ended July 31, 2009, comprised primarily of $2.0 million, net of cash acquired, used to acquire Tizor, and $1.8 million of capital expenditures related primarily to new product development. These uses of cash were partially offset by $1.7 million of sales and maturities of our investments.
     Cash Provided by Financing Activities
     Net cash provided by financing activities was $4.6 million and $0.8 million for the six months ended July 31, 2010 and 2009, respectively, each of which consisted of proceeds received from the issuance of common stock upon the exercise of stock options.
     Contractual Obligations
     The following is a summary of our contractual obligations as of July 31, 2010:

Contractual obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			(in thousands)
Operating lease obligations	$22,533	$2,149	$7,152	$5,105	$8,127
Purchase obligations (1)	13,879	13,879	—	—	—

(1)	Purchase obligations primarily represent the value of purchase orders issued to our contract manufacturers for the procurement of assembled appliance systems for the next three months.
     The table above does not reflect unrecognized tax benefits of $4.6 million, the timing of which is uncertain.
          We believe that our cash and cash equivalents of $66.6 million and our short-term marketable securities of $69.8 million, both as of July 31, 2010, will be sufficient to fund our projected operating requirements for at least the next twelve months. Our future operating requirements will depend on many factors, including the rate of revenue growth and the expansion of our sales and marketing and product development activities. However, to the extent that our cash and cash equivalents and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or a secondary public offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk
          Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Australian dollar, the euro, the Canadian dollar, the Polish zloty, the Korean won and the Japanese yen. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of July 31, 2010, we had $11.3 million of cash in foreign accounts. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise, primarily from our foreign currency-denominated receivables and payables. The contracts are in British pounds, Australian dollars, Japanese yen and euros, typically have maturities of one month and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in current earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
          At July 31, 2010, we had outstanding foreign currency forward contracts with an aggregate notional value of $19.2 million, denominated in British pounds, Australian dollars, euros and Japanese yen. The mark-to-market effect associated with these contracts was a net unrealized loss of approximately $241,000 at July 31, 2010. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.
     Interest Rate Risk
          We had an unrestricted cash and cash equivalents balance of $66.6 million at July 31, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income and an increase in rates will increase investment income.
          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, high-quality corporate obligations and certificates of deposit.
          At July 31, 2010, we held ARS with a par value of $30.1 million that had experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of July 31, 2010. We have recorded a gross unrealized loss of $0.9 million related to impairment of our entire ARS position. See Note 3 to the accompanying financial statements for a description of how we value these ARS. Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used an expected term of one year or five years and a discount rate of 1.2% and 2.3% respectively, the gross unrealized loss would have been $0.3 million or $2.3 million, respectively. If we had used an expected term of three years and a discount rate of 1.2% or 2.3%, the gross unrealized loss would have been $0.8 million or $1.6 million, respectively. If we had used an expected term of three years and illiquidity discounts of 1.0% or 2.0%, the gross unrealized loss would have been $0.5 million or $1.3 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS to have a material impact on our ability to operate our business
Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of the recent economic downturn on customer purchases;

•	the impact of new competitors or new competitive offerings;

•	the typical recording of a significant portion of our quarterly sales in the final month of the quarter, whereby small delays in completion of sales transactions could have a significant impact on our operating results for that quarter;

•	the relatively high average selling price of our products and our dependence on a limited number of customers for a substantial portion of our revenue in any quarterly period, whereby the loss of or delay in a customer order could significantly reduce our revenue for that quarter;

•	the possibility of seasonality in demand for our products;

•	the addition of new customers or the loss of existing customers;

•	the rates at which customers purchase additional products or additional capacity for existing products from us;

•	changes in the mix of products and services sold;

•	the rates at which customers renew their maintenance and support contracts with us;

•	our ability to develop and introduce new products and to enhance our existing products with new and better functionality that meet customer requirements;

•	the timing of recognizing revenue as a result of revenue recognition rules, including due to the timing of delivery and receipt of our products;

•	the length of our product sales cycle;

•	the productivity and growth of our sales force;

•	service interruptions with any of our single source suppliers or manufacturing partners;

•	changes in pricing by us or our competitors, or the decision to provide discounts to win business;

•	the timing of our product releases or upgrades or similar announcements by us or our competitors;

•	the timing of investments in research and development related to new product releases or upgrades;

•	our ability to control costs, including operating expenses and the costs of the components used in our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	future accounting pronouncements and changes in accounting policies;

•	costs related to the acquisition and integration of companies, assets or technologies;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
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
We have a limited history of profitability and we may not maintain profitability in the future.
     We have been profitable for the last three fiscal years, generating net income of $4.2 million in fiscal 2010, $31.5 million in fiscal 2009 and $2.0 million in fiscal 2008, but we had not been profitable in any prior fiscal period. As of July 31, 2010, our accumulated deficit was $37.6 million. We expect to make significant additional expenditures to facilitate the expansion of our business, including expenditures in the areas of sales, research and development, and customer service and support. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
     On November 20, 2009, we filed a complaint against Intelligent Integration Systems, Inc., a former solutions provider to Netezza that we refer to as IISi, in Superior Court in Suffolk County, Massachusetts. The complaint alleges that IISi breached an agreement with us, as well as breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations and beneficial business relations and violations of the Massachusetts fair business practices act. Our complaint against IISi seeks unspecified monetary damages, a declaration that our termination of our agreement with IISi was in accordance with the terms of that agreement and the return of our property and proprietary information from IISi, costs and attorneys fees. On January 22, 2010, IISi filed an answer and counterclaim in response to our complaint, in which IISi alleges that we breached our contract with IISi, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unjust enrichment, business defamation, intentional interference with contractual relations and violations of the Massachusetts fair business practices act. In its counterclaim, IISi seeks unspecified monetary damages, an injunction requiring us to return its trade secrets and proprietary information, costs and attorneys fees. On August 18, 2010, the court issued a partial summary judgment ruling that we had breached our agreement with IISi by terminating the agreement without good cause, but did not rule on damages for such breach or on IISi’s remaining counterclaims, such as its allegation that we misappropriated IISi’s trade secrets. On September 7, 2010, IISi filed a motion for preliminary injunction seeking, among other things, to prohibit us from marketing, distributing or using products allegedly containing IISi’s trade secrets, including our geospatial product and IISi’s extended SQL toolkit, or any versions or portions of those products. IISi’s motion further seeks to prohibit us from marketing, distributing or using any products that perform the functions of those products for a period of three years. The parties have not conducted full discovery with respect to IISi’s counterclaims and damages for our termination of the agreement have not been determined. We deny that we used trade secrets or proprietary information of IISi and intend to vigorously contest ISSi’s motion for preliminary injunction and to vigorously defend ourselves against IISi’s remaining counterclaims, to which we continue to believe we have meritorious defenses. However, the continued prosecution of the remaining claims in our lawsuit against IISi, and the defense against IISi’s counterclaims, may require significant investment of time and financial resources.

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
     Between January 31, 2005 and July 31, 2010, the number of our employees increased from 140 to 469 and our installed base of customers grew from 15 to 373. In addition, during that time period our number of office locations has increased from 3 to 19. We anticipate that further expansion of our organization and operations will be required to achieve our growth targets. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operational infrastructure. Our failure to continue to enhance our management personnel and policies and our operational and financial systems and controls in response to our growth could result in operating inefficiencies that could impair our competitive position and would increase our costs more than we had planned. If we are unable to manage our growth effectively, our business, our reputation and our operating results and financial condition will be adversely affected.
Our ability to sell to U.S. federal government agencies is subject to evolving laws and policies that could have a material adverse effect on our growth prospects and operating results, and our contracts with the U.S. federal government may impose requirements that are unfavorable to us.
     In the six months ended July 31, 2010 and the fiscal years ended January 31, 2010 and 2009, we derived approximately 3%, 11% and 3%, respectively, of our revenue from sales made by resellers and various integrators to U.S. federal government agencies, and this amount may increase substantially in future periods. The demand for data warehouse products and services by federal government agencies may be affected by laws and policies that might restrict agencies’ collection, processing, and sharing of certain categories of information. Our ability to profitably sell products to government agencies is also subject to changes in agency funding priorities and contracting procedures and our ability to comply with applicable government regulations and other requirements.
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
     In the six months ended July 31, 2010 and the fiscal years ended January 31, 2010 and 2009, we derived approximately 22%, 20% and 26%, respectively, of our revenue from customers based outside the United States, and we currently have sales personnel in ten different foreign countries. We expect our revenue and operations outside the United States will expand in the future. Our international operations are subject to a variety of risks that we do not face in the United States, including:
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
     Our future revenue growth will depend in part on the continued development of our indirect sales channel to complement our direct sales force. Our indirect sales channel includes resellers, systems integration firms and analytic service providers. In the six months ended July 31, 2010 and the fiscal years ended January 31, 2010 and 2009, we derived approximately 12%, 14% and 21%, respectively, of our revenue from our indirect sales channel. We plan to continue to invest in our indirect sales channel by expanding upon and developing new relationships with resellers, systems integration firms and analytic service providers. While the development of our indirect sales channel is a priority for us, we cannot predict the extent to which we will be able to attract and retain financially stable, motivated indirect channel partners. Additionally, due in part to the complexity and innovative nature of our products, our channel partners may not be successful in marketing and selling our products. Our indirect sales channel may be adversely affected by disruptions in relationships between our channel partners and their customers, as well as by competition between our channel partners or between our channel partners and our direct sales force. In addition our reputation could suffer as a result of the conduct and manner of marketing and sales by our channel partners. Our agreements with our channel partners are generally not exclusive and may be terminated without cause. If we fail to effectively develop and manage our indirect channel for any of these reasons, we may have difficulty attaining our growth targets.
Our ability to sell our products and retain customers is highly dependent on the quality of our maintenance and support services offerings, and our failure to offer high-quality maintenance and support could have a material adverse effect on our operating results.
     Most of our customers purchase maintenance and support services from us, which represents a significant portion of our revenue (approximately 26% of our revenue in the six months ended July 31, 2010, 30% of our revenue in the fiscal year ended January 31, 2010 and 24% of our revenue in the fiscal year ended January 31, 2009). Customer satisfaction with our maintenance and support services is critical for the successful marketing and sale of our products and the success of our business. In addition to our support staff and installation and technical account management teams, we have developed service relationships with third parties to provide on-site hardware service to our customers. Although we believe these third parties and any other third-party service provider we utilize in the future will offer a high level of service consistent with our internal customer support services, we cannot assure you that they will continue to devote the resources necessary to provide our customers with effective technical support. In addition, if we are unable to renew our service agreements with these third parties we utilize in the future or such agreements are terminated, we may be unable to establish alternative relationships on a timely basis or on terms acceptable to us, if at all. If we or our service partners are unable to provide effective maintenance and support services, it could adversely affect our ability to sell our products and harm our reputation with current and potential customers.

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
Risks Related to our Common Stock
The trading price of our common stock has been and is likely to continue to be volatile.
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

Netezza Corporation (Registrant)
Date: September 9, 2010	By:	/s/ Patrick J. Scannell, Jr.
Patrick J. Scannell, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment dated as of June 14, 2010, to the Lease, dated January 2, 2008, by and between the Company and NE Williams II, LLC

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.